Form 10-Q
period 2023-06-30
MFA FINANCIAL, INC.
filed 2023-08-03
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023

or
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

101,915,797 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 28, 2023.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Residential whole loans, net ($6,500,033 and $5,727,524 held at fair value, respectively) (1)(2)	$8,139,786	$7,518,739
Securities, at fair value (2)	594,294	333,364
Cash and cash equivalents	329,391	334,183
Restricted cash	174,005	159,898
Other assets (2)	498,755	766,221
Total Assets	$9,736,231	$9,112,405

Liabilities:
Financing agreements ($4,116,746 and $3,898,744 held at fair value, respectively)	$7,568,177	$6,812,086
Other liabilities	223,285	311,470
Total Liabilities	$7,791,462	$7,123,556

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 101,916 and 101,802 shares issued and outstanding, respectively	1,019	1,018
Additional paid-in capital, in excess of par	3,691,233	3,684,291
Accumulated deficit	(1,761,093)	(1,717,991)
Accumulated other comprehensive income	13,420	21,341
Total Stockholders’ Equity	$1,944,769	$1,988,849
Total Liabilities and Stockholders’ Equity	$9,736,231	$9,112,405

(1)Includes approximately $4.8 billion and $4.0 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at June 30, 2023 and December 31, 2022, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2023	2022	2023	2022
Interest Income:
Residential whole loans	$128,048	$102,354	$247,558	$201,820
Securities, at fair value	9,948	5,294	17,256	10,569
Other interest-earning assets	2,622	1,349	4,973	2,855
Cash and cash equivalent investments	3,732	324	6,768	426
Interest Income	$144,350	$109,321	$276,555	$215,670

Interest Expense:
Asset-backed and other collateralized financing arrangements	$95,884	$52,805	$184,764	$92,170
Other interest expense	3,961	3,937	7,917	7,868
Interest Expense	$99,845	$56,742	$192,681	$100,038

Net Interest Income	$44,505	$52,579	$83,874	$115,632

(Provision)/Reversal of Provision for Credit Losses on Residential Whole Loans	$(294)	$(1,817)	$(281)	$1,694
Provision for Credit Losses on Other Assets	—	(28,579)	—	(28,579)
Net Interest Income after Provision for Credit Losses	$44,211	$22,183	$83,593	$88,747

Other (Loss)/Income, net:
Net loss on residential whole loans measured at fair value through earnings	$(130,703)	$(218,181)	$(1,529)	$(506,116)
Impairment and other net loss on securities and other portfolio investments	(4,569)	(12,046)	(1,638)	(15,747)
Net gain on real estate owned	2,153	7,185	6,095	15,917
Net gain on derivatives used for risk management purposes	60,451	47,804	39,243	141,905
Net gain/(loss) on securitized debt measured at fair value through earnings	27,394	84,573	(24,331)	148,690
Lima One - origination, servicing and other fee income	11,477	10,673	20,453	25,167
Other, net	5,496	3,544	8,668	6,220
Other (Loss)/Income, net	$(28,301)	$(76,448)	$46,961	$(183,964)

Operating and Other Expense:
Compensation and benefits	$21,771	$19,060	$42,401	$38,616
Other general and administrative expense	11,169	10,507	21,560	19,204
Loan servicing, financing and other related costs	7,598	13,235	17,137	23,636
Amortization of intangible assets	1,300	3,300	2,600	6,600
Operating and Other Expense	$41,838	$46,102	$83,698	$88,056

Net (Loss)/Income	$(25,928)	$(100,367)	$46,856	$(183,273)
Less Preferred Stock Dividend Requirement	$8,218	$8,219	$16,437	$16,438
Net (Loss)/Income Available to Common Stock and Participating Securities	$(34,146)	$(108,586)	$30,419	$(199,711)

Basic (Loss)/Earnings per Common Share	$(0.34)	$(1.06)	$0.30	$(1.91)
Diluted (Loss)/Earnings per Common Share	$(0.34)	$(1.06)	$0.29	$(1.91)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Net income/(loss)	$(25,928)	$(100,367)	$46,856	$(183,273)
Other Comprehensive Income/(Loss):
Unrealized losses on securities available-for-sale	(6,805)	(4,937)	(7,921)	(9,914)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	1,255
Other Comprehensive (Loss)	(6,805)	(4,937)	(7,921)	(8,659)
Comprehensive income/(loss) before preferred stock dividends	$(32,733)	$(105,304)	$38,935	$(191,932)
Dividends required on preferred stock	(8,218)	(8,219)	(16,437)	(16,438)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$(40,951)	$(113,523)	$22,498	$(208,370)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2023
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	11,000	$110	8,000	$80	101,802	$1,018	$3,684,291	$(1,717,991)	$21,341	$1,988,849
Net income	—	—	—	—	—	—	—	72,784	—	72,784
Issuance of common stock, net of expenses	—	—	—	—	168	1	17	—	—	18
Repurchase of shares of common stock (1)	—	—	—	—	(58)	—	(599)	—	—	(599)
Equity based compensation expense	—	—	—	—	—	—	3,019	—	—	3,019
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	557	(932)	—	(375)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,669)	—	(35,669)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—		—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(86)	—	(86)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,116)	(1,116)
Balance at March 31, 2023	11,000	$110	8,000	$80	101,912	$1,019	$3,687,285	$(1,690,113)	$20,225	$2,018,606
Net loss	—	—	—	—	—	—	—	(25,928)	—	(25,928)
Issuance of common stock, net of expenses	—	—	—	—	4	—	16	—	—	16
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	3,932	—	—	3,932
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,044)	—	(1,044)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,671)	—	(35,671)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(118)	—	(118)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(6,805)	(6,805)
Balance at June 30, 2023	11,000	$110	8,000	$80	101,916	$1,019	$3,691,233	$(1,761,093)	$13,420	$1,944,769
(1)  For the six months ended June 30, 2023 includes approximately $600,000 (58,505 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
			Six Months Ended June 30, 2022
	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In Thousands, Except Per Share Amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	11,000	$110	8,000	$80	108,138	$1,082	$3,775,482	$(1,279,484)	$45,578	$2,542,848
Net loss	—	—	—	—	—	—	—	(82,906)	—	(82,906)
Issuance of common stock, net of expenses	—	—	—	—	150	1	485	—	—	486
Repurchase of shares of common stock (1)	—	—	—	—	(3,252)	(33)	(55,709)	—	—	(55,742)
Equity based compensation expense	—	—	—	—	—	—	2,642	—	—	2,642
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	74	(150)	—	(76)
Dividends declared on common stock ($0.440 per share)	—	—	—	—	—	—	—	(46,215)	—	(46,215)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(141)	—	(141)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(4,977)	(4,977)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	1,255	1,255
Balance at March 31, 2022	11,000	$110	8,000	$80	105,036	$1,050	$3,722,974	$(1,417,115)	$41,856	$2,348,955
Net loss	—	—	—	—	—	—	—	(100,367)	—	(100,367)
Issuance of common stock, net of expenses	—	—	—	—	38	1	552	—	—	553
Repurchase of shares of common stock (1)	—	—	—	—	(3,281)	(33)	(47,479)	—	—	(47,512)
Equity based compensation expense	—	—	—	—	—	—	3,540	—	—	3,540
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(509)	(153)	—	(662)
Dividends declared on common stock ($0.44 per share)	—	—	—	—	—	—	—	(44,789)	—	(44,789)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(174)	—	(174)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(4,937)	(4,937)
Balance at June 30, 2022	11,000	$110	8,000	$80	101,793	$1,018	$3,679,078	$(1,570,817)	$36,919	$2,146,388

(1)  For the six months ended June 30, 2022 includes approximately $1.0 million (56,690 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30,
(In Thousands)	2023	2022

Cash Flows From Operating Activities:
Net income/(loss)	$46,856	$(183,273)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net (gain)/loss on residential whole loans	1,529	500,660
Impairment and other net (gain)/loss on securities and other portfolio investments, net	1,638	15,743
Net gain on real estate owned	(6,129)	(15,559)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	(10,336)	(6,846)
Provision for credit losses on residential whole loans and other assets	290	25,965
Net loss/(gain) on derivatives used for risk management purposes	5,861	(151,706)
Net loss/(gain) on securitized debt measured at fair value through earnings	17,938	(147,203)
Net margin (paid)/received for derivatives used for risk management purposes	30,384	102,718
Net other non-cash losses included in net income	12,291	16,406
(Increase)/decrease in other assets	(50,797)	60,039
Increase/(decrease) in other liabilities	15,602	(4,570)
Net cash provided by operating activities	$65,127	$212,374

Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(1,340,773)	$(1,964,553)
Proceeds from sales of residential whole loans	262,692	—
Principal payments on residential whole loans and loan related investments	694,992	1,134,500
Purchases of securities	(383,746)	—
Proceeds from sales of securities and other assets	—	369
Principal payments on securities	15,767	2,453
Proceeds from sales of real estate owned	66,175	81,442
Other investing activities	(7,323)	(4,305)
Net cash used in investing activities	$(692,216)	$(750,094)

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(1,242,689)	$(1,728,740)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	1,422,773	1,791,390
Principal payments on other collateralized financing agreements	(939,646)	(1,261,737)
Proceeds from borrowings under other collateralized financing agreements	1,490,568	2,099,070
Payment made for other collateralized financing agreement related costs	(6,673)	(9,632)
Proceeds from issuances of common stock	34	1,122
Payments made for the repurchase of common stock through the stock repurchase program	—	(102,311)
Dividends paid on preferred stock	(16,438)	(16,438)
Dividends paid on common stock and dividend equivalents	(71,525)	(94,108)
Net cash provided by financing activities	$636,404	$678,616
Net increase in cash, cash equivalents and restricted cash	$9,315	$140,896
Cash, cash equivalents and restricted cash at beginning of period	$494,081	$404,447
Cash, cash equivalents and restricted cash at end of period	$503,396	$545,343

Supplemental Disclosure of Cash Flow Information
Interest paid	$188,884	$89,367

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$49,181	$45,217
Dividends and dividend equivalents declared and unpaid	$35,789	$44,963
Payable for purchase of unsettled Agency MBS	$30,931	$—

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2023 and results of operations for all periods presented have been made.  The results of operations for the three and six months ended June 30, 2023 should not be construed as indicative of the results to be expected for the full year.

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
JUNE 30, 2023
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

For Purchased Performing Loans acquired prior to the second quarter of 2021 for which the fair value option was not elected, an allowance for credit losses is recorded at acquisition, and maintained on an ongoing basis, for all losses expected over the life of the respective loan. Any required credit loss allowance would reduce the net carrying value of the loan with a corresponding charge to earnings, and may increase or decrease over time. Significant judgments are required in determining any allowance for credit loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended, and interest accruals are reversed against income, for loans at the earlier of the date on which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful (i.e., such loans are placed on nonaccrual status).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
JUNE 30, 2023
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
JUNE 30, 2023
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

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $329.4 million and $334.2 million, respectively. At June 30, 2023, the Company had $224.4 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2022, the Company had $267.1 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, interest rate swap agreements (“Swaps”) and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements and/or Swaps.  The Company had aggregate restricted cash of $174.0 million and $159.9 million at June 30, 2023 and December 31, 2022, respectively (see Notes 5(d), 6 and 13).

(f)  Goodwill & Intangible Assets

At June 30, 2023 and December 31, 2022, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $9.6 million and $12.2 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through June 30, 2023, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

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
JUNE 30, 2023
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

The Company has made annual grants of restricted stock units (“RSUs”) under the Company’s Equity Compensation Plan (the “Equity Plan”), certain of which cliff vest after a three-year period, subject only to continued employment, and others of which cliff vest after a three-year period, subject to both continued employment and the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total shareholder return (“TSR”) during that three-year period, as well as the TSR of the Company relative to the TSR of a group of peer companies (over the three-year period) selected by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) at the date of grant. The features in these awards related to the attainment of TSR over a specified period constitute a “market condition,”

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which is recognized as compensation expense over the relevant vesting period.  The amount of compensation expense recognized is not dependent on whether the market condition was or will be achieved.

(l)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and an estimate of other securities that participate in dividends, to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and estimated securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of RSUs outstanding that are unvested and have dividends that are subject to forfeiture, using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments (if any), are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  In addition, the Company’s 6.25% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”) are included in the calculation of diluted EPS if the assumed conversion into common shares is dilutive, using the “if-converted” method. This calculation involves adding back the periodic interest expense associated with the Convertible Senior Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS (see Note 11).

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

(n)  Derivative Financial Instruments

The Company may use derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk and prepayment risk. The objective of the Company’s risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios.

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
JUNE 30, 2023
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

(r)  New Accounting Standards and Interpretations

As of June 30, 2023, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in 2023.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at June 30, 2023 and December 31, 2022 are approximately $8.1 billion and $7.5 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for Purchased Non-performing Loans.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at June 30, 2023 and December 31, 2022:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Purchased Performing Loans:
Non-QM loans	$912,826	$987,282	$2,696,293	$2,372,548	$3,609,119	$3,359,830
Transitional loans (1)	42,427	75,188	1,705,830	1,342,032	1,748,257	1,417,220
Single-family rental loans	191,780	210,833	1,300,130	1,165,741	1,491,910	1,376,574
Seasoned performing loans	75,389	82,932	—	—	75,389	82,932
Agency eligible investor loans	—	—	58,068	51,094	58,068	51,094
Total Purchased Performing Loans	$1,222,422	$1,356,235	$5,760,321	$4,931,415	$6,982,743	$6,287,650

Purchased Credit Deteriorated Loans	$448,366	$470,294	$—	$—	$448,366	$470,294

Allowance for Credit Losses	$(31,035)	$(35,314)	$—	$—	$(31,035)	$(35,314)

Purchased Non-Performing Loans	$—	$—	$739,712	$796,109	$739,712	$796,109

Total Residential Whole Loans	$1,639,753	$1,791,215	$6,500,033	$5,727,524	$8,139,786	$7,518,739

Number of loans	6,682	7,126	18,074	16,717	24,756	23,843
(1)As of June 30, 2023 includes $926.7 million of loans collateralized by one-to-four family residential properties and $821.5 million of loans collateralized by multi-family properties. As of December 31, 2022 includes $784.9 million of loans collateralized by one-to-four family residential properties and $632.3 million of Transitional loans collateralized by multi-family properties.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

The following table presents additional information regarding the Company’s Residential whole loans at June 30, 2023 and December 31, 2022:
June 30, 2023

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Delinquency %
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,602,412	$3,917,542	5.48%	348	64%	735	$3,749,468	$72,290	$24,934	$70,850	2.4%
Transitional loans (1)	1,745,417	1,759,641	8.45	11	65	744	1,675,104	12,749	8,188	63,600	4.1
Single-family rental loans	1,490,673	1,604,083	6.01	321	68	737	1,555,427	10,893	3,766	33,997	2.4
Seasoned performing loans	75,347	82,695	4.01	147	29	726	78,138	1,378	43	3,136	3.8
Agency eligible investor loans	58,068	70,075	3.44	338	67	757	69,082	—	765	228	1.4
Total Purchased Performing Loans	6,971,917	$7,434,036	6.26%	260							2.8%

Purchased Credit Deteriorated Loans	$428,157	$528,843	4.75%	272	62%	N/A	$394,413	$45,891	$13,721	$74,818	16.7%

Purchased Non-Performing Loans	$739,712	$825,289	5.12%	274	67%	N/A	$448,977	$93,267	$32,569	$250,476	34.3%

Residential whole loans, total or weighted average	$8,139,786	$8,788,168	5.81%	256							6.6%

December 31, 2022

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Delinquency %
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,352,471	$3,671,468	5.13%	351	65%	733	$3,520,671	$56,825	$32,253	$61,719	2.6%
Transitional loans (1)	1,411,997	1,431,692	7.78	12	66	746	1,348,815	6,463	2,234	74,180	5.3%
Single-family rental loans	1,375,297	1,485,967	5.74	324	69	737	1,442,095	8,431	7,978	27,463	2.4%
Seasoned performing loans	82,884	90,843	3.31	151	30	714	84,514	993	937	4,399	5.9%
Agency eligible investor loans	51,094	61,816	3.44	344	68	757	61,816	—	—	—	—%
Total Purchased Performing Loans	6,273,743	$6,741,786	5.78%	271							3.1%

Purchased Credit Deteriorated Loans	$448,887	$554,907	4.66%	277	63%	N/A	$403,042	$48,107	$16,270	$87,488	18.7%

Purchased Non-Performing Loans	$796,109	$884,257	5.01%	277	68%	N/A	$444,045	$89,623	$40,554	$310,035	39.6%

Residential whole loans, total or weighted average	$7,518,739	$8,180,950	5.64%	272							8.1%

(1) As of June 30, 2023 Transitional loans includes $821.5 million of loans collateralized by multi-family properties with a weighted average term to maturity of 15 months and a weighted average LTV ratio of 64%. As of December 31, 2022, Transitional loans includes $632.3 million of loans collateralized by multi-family properties with a weighted average term to maturity of 18 months and a weighted average LTV ratio of 64%.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(3)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $296.1 million and $223.2 million at June 30, 2023 and December 31, 2022, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69% and 70% at June 30, 2023 and December 31, 2022, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful. 60+ LTV has been calculated on a consistent basis.
(4)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.

During the three months ended December 31, 2022, Agency eligible investor loans with an unpaid principal balance of $337.8 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses of $72.3 million. In addition, in the fourth quarter of 2022, the Agency eligible investor loan securitizations were deconsolidated from the Company’s financial statements which resulted in the de-recognition of Agency eligible investor loans with an unpaid principal balance of $598.0 million. No Residential whole loans were sold during the six months ended June 30, 2023 and 2022.

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Six Months Ended June 30, 2023
(Dollars In Thousands)	Non-QM Loans	Transitional Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2022	$7,359	$5,223	$1,277	$48	$21,407	$35,314
Current provision/(reversal)	(214)	406	514	(2)	(389)	315
Write-offs	—	(2,003)	(451)	—	(113)	(2,567)
Allowance for credit losses at March 31, 2023	$7,145	$3,626	$1,340	$46	$20,905	$33,062
Current provision/(reversal)	(233)	999	(103)	(4)	(394)	265
Write-offs	(206)	(1,785)	—	—	(301)	(2,292)
Allowance for credit losses at June 30, 2023	$6,706	$2,840	$1,237	$42	$20,210	$31,035

	Six Months Ended June 30, 2022
(Dollars In Thousands)	Non-QM Loans	Transitional Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2021	$8,289	$6,881	$1,451	$46	$22,780	$39,447
Current provision/(reversal)	(909)	(1,460)	(122)	(1)	(975)	(3,467)
Write-offs	(51)	(219)	(27)	—	(226)	(523)
Allowance for credit losses at March 31, 2022	$7,329	$5,202	$1,302	$45	$21,579	$35,457
Current provision/(reversal)	(199)	(23)	174	1	1,877	1,830
Write-offs	—	(118)	(184)	—	(58)	(360)
Allowance for credit losses at June 30, 2022	$7,130	$5,061	$1,292	$46	$23,398	$36,927

(1)In connection with Transitional loans at carrying value, the Company had unfunded commitments of $6.0 million and $10.1 million as of June 30, 2023 and 2022, respectively, with an allowance for credit losses of $44,000 and $110,000 at June 30, 2023 and 2022, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).
(2)Includes $35.2 million and $71.9 million of loans that were assessed for credit losses based on a collateral dependent methodology as of June 30, 2023 and 2022, respectively.
(3)Includes $55.5 million and $63.8 million of loans that were assessed for credit losses based on a collateral dependent methodology as of June 30, 2023 and 2022, respectively.

The Company’s estimates of expected losses that form the basis of the Allowance for Credit Losses include certain qualitative adjustments which have the effect of increasing expected loss estimates. These qualitative adjustments were determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
represented by data available in regulatory filings of certain banks that are considered to have similar loan portfolios (available proxy data), and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods. Such differences include uncertainty with respect to any residual impact of the COVID-19 pandemic, anticipated inflation and increasing market interest rates, and heightened political uncertainty. The Company’s estimates of credit losses reflect the Company’s expectation that the performance of its portfolio will experience higher delinquencies and defaults compared to the performance in historical periods of portfolios included in the available proxy data. Estimates of credit losses under credit losses on financial instruments (“CECL”) are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of June 30, 2023 and December 31, 2022 was $192.9 million and $195.1 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of June 30, 2023 and December 31, 2022 was $71.8 million and $80.5 million, respectively. The fair value of Purchased Non-performing Loans on nonaccrual status as of June 30, 2023 and December 31, 2022 was $354.1 million and $413.1 million, respectively. During the three and six months ended June 30, 2023, the Company recognized $3.8 million and $7.4 million of interest income on loans on nonaccrual status, including $2.7 million and $5.3 million, respectively, on its portfolio of loans which were non-performing at acquisition. At June 30, 2023 and December 31, 2022, there were approximately $57.8 million and $71.7 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively. During the three months ended June 30, 2023, the Company granted two loan modifications in its carrying value loan portfolio which gave borrowers term extensions. The average increase in weighted average life was 13 months. As of June 30, 2023, the carrying value of these loans was approximately $165,000. As of June 30, 2023, these loans were both current.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following table presents certain additional credit-related information regarding our Residential whole loans, at Carrying Value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2023	2022	2021	2020	2019	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$—	$45,509	$176,737	$428,804	$237,126	$888,176
LTV > 80% (1)	—	—	1,401	12,770	4,499	5,980	24,650
Total Non-QM loans	$—	$—	$46,910	$189,507	$433,303	$243,106	$912,826
Six Months Ended June 30, 2023 Gross write-offs	$—	$—	$—	$71	$25	$110	$206

Transitional loans
LTV <= 80% (1)	$—	$—	$729	$3,915	$24,475	$10,118	$39,237
LTV > 80% (1)	—	—	—	—	3,190	—	3,190
Total Transitional loans	$—	$—	$729	$3,915	$27,665	$10,118	$42,427
Six Months Ended June 30, 2023 Gross write-offs	$—	$—	$—	$47	$2,560	$1,181	$3,788

Single-family rental loans
LTV <= 80% (1)	$—	$—	$12,685	$22,232	$109,019	$45,948	$189,884
LTV > 80% (1)	—	—	—	—	1,811	85	1,896
Total Single family rental loans	$—	$—	$12,685	$22,232	$110,830	$46,033	$191,780
Six Months Ended June 30, 2023 Gross write-offs	$—	$—	$—	$—	$451	$—	$451

Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$72,915	$72,915
LTV > 80% (1)	—	—	—	—	—	2,474	2,474
Total Seasoned performing loans	$—	$—	$—	$—	$—	$75,389	$75,389
Six Months Ended June 30, 2023 Gross write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$365,515	$365,515
LTV > 80% (1)	—	—	—	—	—	82,851	82,851
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$—	$448,366	$448,366
Six Months Ended June 30, 2023 Gross write-offs	$—	$—	$—	$—	$—	$414	$414

Total LTV <= 80% (1)	$—	$—	$58,923	$202,884	$562,298	$731,622	$1,555,727
Total LTV > 80% (1)	—	—	1,401	12,770	9,500	91,390	115,061
Total residential whole loans, at carrying value	$—	$—	$60,324	$215,654	$571,798	$823,012	$1,670,788
Six Months Ended June 30, 2023 Total Gross write-offs	$—	$—	$—	$118	$3,036	$1,705	$4,859

(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $296.1 million at June 30, 2023, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 69% at June 30, 2023. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	June 30, 2023
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$93,842	$95,784	66.3%
Transitional loans	68,110	71,788	67.2%
Single-family rental loans	36,540	37,763	71.9%
Seasoned performing loans	3,185	3,179	37.5%
Agency eligible investor loans	836	993	73.0%
Total Purchased Performing Loans	$202,513	$209,507

Purchased Credit Deteriorated Loans	$70,727	$88,539	72.6%

Purchased Non-Performing Loans	$266,954	$283,045	76.3%

Total Residential Whole Loans	$540,194	$581,091

	December 31, 2022
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$93,508	$93,972	66.7%
Transitional loans	75,449	76,415	68.1%
Single-family rental loans	34,653	35,441	72.1%
Seasoned performing loans	5,049	5,336	41.7%
Agency eligible investor loans	—	—	—%
Total Purchased Performing Loans	$208,659	$211,164

Purchased Credit Deteriorated Loans	$83,172	$103,758	72.5%

Purchased Non-Performing Loans	$330,810	$350,589	75.6%

Total Residential Whole Loans	$622,641	$665,511

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following tables present the components of interest income on the Company’s Residential whole loans for the three and six months ended June 30, 2023 and 2022:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(In Thousands)	2023	2022	2023	2022	2023	2022
Purchased Performing Loans:
Non-QM loans	$11,646	$12,255	$33,872	$22,257	$45,518	$34,512
Transitional loans	518	1,271	32,103	13,917	32,621	15,188
Single-family rental loans	2,880	3,783	20,261	12,630	23,141	16,413
Seasoned performing loans	1,127	1,155	—	—	1,127	1,155
Agency eligible investor loans	—	—	518	7,604	518	7,604
Total Purchased Performing Loans	$16,171	$18,464	$86,754	$56,408	$102,925	$74,872

Purchased Credit Deteriorated Loans	$8,087	$8,672	$—	$—	$8,087	$8,672

Purchased Non-Performing Loans	$—	$—	$17,036	$18,810	$17,036	$18,810

Total Residential Whole Loans	$24,258	$27,136	$103,790	$75,218	$128,048	$102,354

	Held at Carrying Value		Held at Fair Value		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022	2023	2022
Purchased Performing Loans:
Non-QM loans	$24,320	$25,395	$65,287	$42,068	$89,607	$67,463
Transitional loans	1,138	4,837	59,709	25,210	60,847	30,047
Single-family rental loans	5,859	8,476	38,596	21,263	44,455	29,739
Seasoned performing loans	2,216	2,165	—	—	2,216	2,165
Agency eligible investor loans	—	—	3,375	15,189	3,375	15,189
Total Purchased Performing Loans	$33,533	$40,873	$166,967	$103,730	$200,500	$144,603

Purchased Credit Deteriorated Loans	$15,225	$17,681	$—	$—	$15,225	$17,681

Purchased Non-Performing Loans	$—	$—	$31,832	$39,536	$31,832	$39,536

Total Residential Whole Loans	$48,758	$58,554	$198,799	$143,266	$247,557	$201,820

4.                   Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following table presents certain information regarding the composition of our Agency MBS portfolio as of June 30, 2023:

June 30, 2023

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$77,662	100.2%	98.0%	$76,147	3	6.0%
5.50% Coupon	290,178	100.4	99.7	289,196	5	8.6
6.00% Coupon	30,629	100.8	101.0	30,948	0	—
Total	$398,469	100.4%	99.5%	$396,291	4	8.0%
(1) Reflects the average of the 1 month CPR for the number of months the security was held during the most recent 3 month period.

Term Notes Backed by MSR Collateral

At June 30, 2023 and December 31, 2022, the Company had $91.2 million and $97.9 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At June 30, 2023, these term notes had an amortized cost of $89.0 million, gross unrealized gains of $2.9 million and gross unrealized losses of $688,000, a weighted average yield of 16.2% and a weighted average term to maturity of 0.3 years. At December 31, 2022, the term notes had an amortized cost of $86.4 million, gross unrealized gains of approximately $11.5 million, a weighted average yield of 14.3% and a weighted average term to maturity of 0.8 years. The issuer of the notes has a one-time option to extend the maturity of the notes for an additional two years, subject to satisfaction of certain conditions. If the notes are extended, the issuer would also be subject to a step-up fee that would increase the return on the notes.

CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. At June 30, 2023 and December 31, 2022, the Company had $82.5 million and $79.2 million, respectively, of CRT securities. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At June 30, 2023, and December 31, 2022, the Company had $24.3 million and $24.6 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency Eligible investor loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following tables present certain information about the Company’s Agency MBS and other Securities, at June 30, 2023 and December 31, 2022:

June 30, 2023

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$398,469	$1,723	$(67)	$—	$400,125	$64	$(3,898)	$(3,834)	$396,291
Other Securities (2)(3)(4)	214,358	20,815	(5,934)	(46,330)	182,909	15,864	(770)	15,094	198,003
Total residential mortgage securities (2)(3)(4)	$612,827	$22,538	$(6,001)	$(46,330)	$583,034	$15,928	$(4,668)	$11,260	$594,294

December 31, 2022

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$131,165	$860	$—	$—	$132,025	$—	$(325)	$(325)	$131,700
Other Securities (2)(3)(4)	215,649	18,344	(6,272)	(46,332)	181,389	21,473	(1,198)	20,275	201,664
Total residential mortgage securities (2)(3)(4)	$346,814	$19,204	$(6,272)	$(46,332)	$313,414	$21,473	$(1,523)	$19,950	$333,364

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at June 30, 2023 includes CRT securities with a fair value of $50.9 million for which the fair value option has been elected. Such securities had approximately $1.5 million gross unrealized gains and no gross unrealized losses at June 30, 2023. Amounts disclosed at December 31, 2022 includes CRT securities with a fair value of $48.6 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $131,000 and gross unrealized losses of approximately $1.2 million at December 31, 2022.
(4)Amounts disclosed at June 30, 2023 include Non-Agency MBS with a fair value of $24.3 million for which the fair value option had been elected. Such securities had approximately $275,000 gross unrealized gains and $82,000 gross unrealized losses at June 30, 2023. Amounts disclosed at December 31, 2022 include Non-Agency MBS with a fair value of $24.6 million for which the fair value option has been elected. Such securities had no gross unrealized gains and no gross unrealized losses at December 31, 2022.

Sales of Residential Mortgage Securities

During the six months ended June 30, 2023, the Company did not sell any of its residential mortgage securities. During the six months ended June 30, 2022, the Company sold a CRT security for approximately $369,000, realizing a gain of $13,000.

Unrealized Losses on Residential Mortgage Securities

Gross unrealized losses on the Company’s AFS securities at June 30, 2023 were $688,000. The Company has no plans to dispose of any securities that were in an unrealized loss position and has determined that such losses are not indicative of impairment for the securities.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three and six months ended June 30, 2023 and 2022.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$20,225	$41,856	$21,341	$46,833
Unrealized (losses) on securities available-for-sale	(6,805)	(4,937)	(7,921)	(9,914)
Change in AOCI from AFS securities	(6,805)	(4,937)	(7,921)	(9,914)
Balance at end of period	$13,420	$36,919	$13,420	$36,919

Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Agency MBS
Coupon interest	$4,471	$—	6,522	—
Effective yield adjustment (1)(2)	(45)	—	(76)	—
Interest income	$4,426	$—	$6,446	$—

Other MBS
Coupon interest	$2,025	$1,055	$3,936	$1,950
Effective yield adjustment (1)(2)	28	1,006	217	2,272
Interest income	$2,053	$2,061	$4,153	$4,222

Term notes backed by MSR collateral
Coupon interest	$2,100	$1,419	$4,063	$2,576
Effective yield adjustment (2)	1,369	1,814	2,594	3,771
Interest income	$3,469	$3,233	$6,657	$6,347

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

5.    Other Assets

The following table presents the components of the Company’s Other assets at June 30, 2023 and December 31, 2022:

(In Thousands)	June 30, 2023	December 31, 2022
Receivable for sale of unsettled residential whole loans	$—	$275,656
REO	119,996	130,605
Goodwill	61,076	61,076
Intangibles, net (1)	9,600	12,200
Capital contributions made to loan origination partners	27,437	28,308
Other interest-earning assets	70,473	63,964
Interest receivable	79,490	68,704
Other loan related receivables	25,745	23,463
Lease Right-of-Use Asset (2)	38,340	39,459
Other	66,598	62,786
Total Other Assets	$498,755	$766,221

(1) Net of aggregate accumulated amortization of $18.4 million and $15.8 million as of June 30, 2023 and December 31, 2022, respectively.
(2) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).

(a) Real Estate Owned

At June 30, 2023, the Company had 338 REO properties with an aggregate carrying value of $120.0 million. At December 31, 2022, the Company had 388 REO properties with an aggregate carrying value of $130.6 million.
At June 30, 2023, $119.6 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $89.0 million of residential whole loans held at carrying value and $238.2 million of residential whole loans held at fair value at June 30, 2023.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following table presents the activity in the Company’s REO for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars In Thousands)	2023	2022	2023	2022
Balance at beginning of period	$121,215	$145,568	$130,605	$156,223
Adjustments to record at lower of cost or fair value	(1,800)	(324)	(2,853)	(772)
Transfer from residential whole loans	28,256	23,138	49,181	45,217
Purchases and capital improvements, net	118	277	256	629
Disposals and other (1)	(27,793)	(32,812)	(57,193)	(65,450)
Balance at end of period	$119,996	$135,847	$119,996	$135,847

Number of properties	338	438	338	438
(1)During the three and six months ended June 30, 2023, the Company sold 95 and 194 REO properties for consideration of $31.7 million and $65.5 million, realizing net gains of approximately $4.0 million and $9.0 million, respectively. During the three and six months ended June 30, 2022, the Company sold 124 and 259 REO properties for consideration of $39.6 million and $81.2 million, realizing net gains of approximately $3.9 million and $6.1 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One. In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million.

The amortization period for each of the finite lived intangible assets and the activity for the six months ended June 30, 2023 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2022	Amortization Six Months Ended June 30, 2023	Carrying Value at June 30, 2023	Amortization Period (Years) (1)
Trademarks / Trade Names	$3,400	$(200)	$3,200	10
Customer Relationships	6,000	(2,000)	4,000	4
Internally Developed Software	2,800	(400)	2,400	5
Total Identified Intangibles	$12,200	$(2,600)	$9,600

(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.

(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At June 30, 2023, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $27.4 million, including $3.4 million of common equity (including partnership interests) and $24.0 million of preferred equity.

The Company did not record any impairment charges to earnings on its investments in loan origination partners during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recorded an impairment charge in earnings of $28.6 million against the carrying value of its investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(d) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At June 30, 2023, none of the Company’s Swaps were designated as hedges for accounting purposes.

The following table presents the assets pledged as collateral against the Company’s Swaps at June 30, 2023, and December 31, 2022:

(In Thousands)	June 30, 2023	December 31, 2022
Restricted Cash	$55,672	$60,764

At June 30, 2023, the Company had Swaps with an aggregate notional amount of $3.0 billion and an average maturity of approximately 36 months with a maximum term of approximately 72 months.

The following table presents information about the Company’s Swaps at June 30, 2023, and December 31, 2022:

	June 30, 2023			December 31, 2022
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days to 12 months	$—	—%	—%	$—	—%	—%
Over 6 months to 12 months	100,000	1.49	5.09	—	—	—
Over 12 months to 24 months	1,125,010	1.27	5.09	550,010	1.01	4.30
Over 24 months to 36 months	—	—	—	775,000	1.75	4.30
Over 36 months to 48 months	1,425,000	1.53	5.09	450,000	1.12	4.30
Over 48 months to 60 months	—	—	—	1,075,000	1.86	4.30
Over 60 months to 72 months	310,000	2.95	5.09	—	—	—
Over 72 months to 84 months	—	—	—	310,000	2.95	4.30
Total Swaps	$2,960,010	1.58%	5.09%	$3,160,010	1.69%	4.30%

(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented. This rate adjusts daily based on SOFR.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
Impact of Derivative Instruments on Earnings

The following table present the components of Net (loss)/gain on derivatives used for risk management purposes for the years ended June 30, 2023 and 2022, which is presented in Other income in the consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Income on swap variable receive leg	$37,784	$4,899	$71,635	$5,306
Expense on swap fixed pay leg	(11,819)	(9,172)	(23,853)	(15,108)
Unrealized mark-to-market (loss)/gain	37,018	31,767	(3,729)	112,521
Net price alignment expense on margin collateral received	(2,532)	—	(4,810)	—
Net gain on TBA short positions	—	20,310	—	39,186
Total Net (loss)/gain on derivatives used for risk management purposes	$60,451	$47,804	$39,243	$141,905

6.      Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at June 30, 2023 and December 31, 2022:

	June 30, 2023
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential Whole Loans and REO	$1,939,310	$1,938,380	7.17%	9.1
Agreements with mark-to-market collateral provisions	Securities	464,064	464,064	5.67%	0.5
Total Agreements with mark-to-market collateral provisions		2,403,374	2,402,444	6.87%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans and REO	968,546	967,884	7.61%	13.3
Securitized debt	Residential Whole Loans	4,187,578	3,969,274	3.88%	See Note 14
Convertible senior notes	Unsecured	229,989	228,575	6.94%	11.5
Impact of net Swap carry				(1.38)%
Total Financing agreements (2)		$7,789,487	$7,568,177	3.96%

	December 31, 2022
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential Whole Loans and REO	$2,111,647	$2,111,396	5.74%	6.9
Agreements with mark-to-market collateral provisions	Securities	111,651	111,651	5.47%	1.5
Total Agreements with mark-to-market collateral provisions		2,223,298	2,223,047	5.73%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans and REO	1,004,260	1,003,604	6.53%	16.8
Securitized debt	Residential Whole Loans	3,586,397	3,357,590	3.33%	See Note 14
Convertible senior notes	Unsecured	229,989	227,845	6.94%	17.5
Impact of net Swap carry				(0.84)%
Total Financing agreements (2)		$7,043,944	$6,812,086	3.70%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(1)The Company has both financing agreements held at fair value and financings agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, Total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At June 30, 2023, the Company had $553.2 million of agreements with mark-to-market collateral provisions held at fair value, $440.1 million of agreements with non-mark-to-market collateral provisions held at fair value, and $3.1 billion of securitized debt held at fair value, with amortized cost bases of $553.2 million, $440.1 million, and $3.3 billion, respectively. At December 31, 2022, the Company had $884.5 million of agreements with mark-to-market collateral provisions held at fair value, $578.9 million of agreements with non-mark-to-market collateral provisions held at fair value, and $2.4 billion of securitized debt held at fair value, with amortized cost bases of $884.5 million, $578.9 million, and $2.6 billion, respectively.
(2)Weighted average cost of funding reflects annualized quarter-to-date interest expense divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on the Company’s Swaps. For the quarter ended June 30, 2023, this decreased the overall funding cost by 138 basis points, and for the quarter ended December 31, 2022, this decreased the overall funding cost by 84 basis points. The Company does not allocate the impact of the net carry by type of financing agreement.

The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of June 30, 2023
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential Whole Loans	$401,591	$88,389	$480,381	$968,949	$1,939,310
Agreements with mark-to-market collateral provisions	Securities	464,064	—	—	—	464,064
Total Agreements with mark-to-market collateral provisions		865,655	88,389	480,381	968,949	2,403,374
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans	491,160	13,033	—	464,353	968,546

(1)$681.1 million of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an Agreement with mark-market collateral provisions with $311.2 million outstanding.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at June 30, 2023 and December 31, 2022:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Mark-to-market financing agreements secured by residential whole loans	$1,909,699	$2,095,002
Fair value of residential whole loans pledged as collateral under financing agreements	$2,441,356	$2,632,489
Weighted average haircut on residential whole loans (1)	20.11%	18.33%
Mark-to-market financing agreements secured by securities at fair value	$464,064	$111,651
Securities at fair value pledged as collateral under financing agreements	$543,400	$177,111
Weighted average haircut on securities at fair value (1)	12.23%	37.43%
Mark-to-market financing agreements secured by real estate owned	$28,681	$16,394
Fair value of real estate owned pledged as collateral under financing agreements	$59,919	$33,367
Weighted average haircut on real estate owned (1)	50.39%	48.07%

(1)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at June 30, 2023 and December 31, 2022:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Non-mark-to-market financing secured by residential whole loans	$967,884	$994,494
Fair value of residential whole loans pledged as collateral under financing agreements	$1,184,587	$1,301,685
Weighted average haircut on residential whole loans	17.35%	21.43%
Non-mark-to-market financing secured by real estate owned	$—	$9,109
Fair value of real estate owned pledged as collateral under financing agreements	$—	$22,902
Weighted average haircut on real estate owned	—%	60.23%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements of $19.6 million and $16.0 million at June 30, 2023 and December 31, 2022, respectively.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,135,319	7.20%	$3,060,111	6.60%
Over 30 days to 3 months	236,602	6.51	167,447	6.19
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$3,371,921	7.15%	$3,227,558	6.58%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 14 and 12 counterparties at June 30, 2023 and December 31, 2022, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2023:

	June 30, 2023
	Amount at Risk (1)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Wells Fargo	$267,784	1	13.8%
Barclays Bank	192,258	1	9.9
Atlas Securitized Products, L.P.	107,587	1	5.5
Goldman Sachs Bank	100,225	1	5.2
Churchill Finance LLC	98,574	1	5.1

(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$65,527	$364,419	$1,233,089	$1,663,035
Residential whole loans, at fair value	1,121,567	1,781,344	3,555,923	6,458,834
Securities, at fair value	—	543,400	—	543,400
Other assets: REO	—	52,376	30,374	82,750
Total	$1,187,094	$2,741,539	$4,819,386	$8,748,019

	December 31, 2022
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$215,993	$284,683	$1,314,104	$1,814,780
Residential whole loans, at fair value	1,095,556	2,164,158	2,720,757	5,980,471
Securities, at fair value	—	177,111	—	177,111
Other assets: REO	19,837	28,490	36,486	84,813
Total	$1,331,386	$2,654,442	$4,071,347	$8,057,175

(1)An aggregate of $31.7 million and $30.9 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financings agreements had also been pledged as of June 30, 2023 and December 31, 2022, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at June 30, 2023 and December 31, 2022:

(In Thousands)	June 30, 2023	December 31, 2022
Payable for purchase of unsettled Agency MBS	$30,931	$132,026
Dividends and dividend equivalents payable	35,789	35,769
Lease liability	44,123	45,314
Accrued interest payable	25,057	23,040
Accrued expenses and other	87,385	75,321
Total Other Liabilities	$223,285	$311,470

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2023, December 31, 2022 or June 30, 2022. As of the date of this filing, the Company’s tax returns for tax years 2019 through 2022 are open to examination.

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at June 30, 2023 and December 31, 2022 are presented in the following table:

(In Thousands)	June 30, 2023	December 31, 2022
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$105,792	$97,655
Unrealized mark-to-market, impairments and loss provisions	14,787	12,609
Other realized / unrealized treatment differences	(42,011)	(28,620)
Total deferred tax assets	78,568	81,644
Less: valuation allowance	(78,568)	(81,644)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at June 30, 2023 is dependent on several factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
No net deferred tax benefit was recorded by the Company for the three and six months ended June 30, 2023 and 2022, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards generated prior to 2018 will begin to expire in 2037; those generated in 2018 and later can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At June 30, 2023, the Company’s federal NOL carryforward from prior years was $382.6 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The income tax provision/(benefit) is included in Other general and administrative expense in the Company’s consolidated statements of operations. The following table summarizes the Company’s income tax provision/(benefit) primarily recorded at the Company’s domestic TRS entities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Current provision/(benefit)
Federal	$(286)	$38	$(420)	$143
State	(71)	184	(125)	209
Total current provision/(benefit)	(357)	222	(545)	352
Deferred provision/(benefit)
Federal	—	120	589	270
State	—	15	155	65
Total deferred provision/(benefit)	—	135	744	335
Total provision/(benefit)	$(357)	$357	$199	$687

The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022
Federal statutory rate	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	(32.6)%	2.9%
Other differences in taxable income (loss) from GAAP	23.0%	(17.0)%
State and local taxes	—%	—%
Change in valuation allowance on DTAs	(11.0)%	(7.1)%
Effective tax rate	0.4%	(0.2)%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the three and six months ended June 30, 2023, the Company recorded an expense of approximately $1.5 million and $2.7 million, respectively, in connection with this lease. The original term specified in this lease is approximately fifteen years with a termination date of December 2036 and an option to renew for an additional five years.

At June 30, 2023, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) regarding the Company’s lease commitments were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2023 (1)	$2,876
2024	5,751
2025	4,888
2026	4,776
2027	5,055
Thereafter	46,999
Total	$70,345

(1) Reflects contractual minimum rental payments due for the period from July 1, 2023 through December 31, 2023.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of June 30, 2023, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

(c) Transitional Loan Commitments

At June 30, 2023, the Company had unfunded commitments of $587.2 million in connection with its Transitional loans (see Note 3).
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
JUNE 30, 2023
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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2022 through June 30, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 22, 2023	June 5, 2023	June 30, 2023	$0.46875
February 21, 2023	March 6, 2023	March 31, 2023	$0.46875

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

The Company’s Series C Preferred Stock is entitled to receive dividends (i) from and including the original issue date to, but excluding, March 31, 2025, at a fixed rate of 6.50% per year on the $25.00 liquidation preference and (ii) from and including March 31, 2025, at a floating rate equal to three-month LIBOR plus a spread of 5.345% per year of the $25.00 per share liquidation preference before the Company’s common stock is paid any dividends, and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. In light of the discontinuance of the publication of three-month LIBOR after June 2023 and pursuant to the terms of the Series C Preferred Stock, the Company will, prior to March 31, 2025, appoint a calculation agent to select an industry accepted substitute or successor base rate to the three-month LIBOR rate. The calculation agent may also implement changes to the business day convention, the definition of business day, the dividend determination date, the interest rate spread and the method for obtaining the substitute or successor base rate, in a manner that is consistent with industry accepted practices. In March 2022, Congress enacted a federal statute that provides a safe harbor for those, like the calculation agent, that are contractually responsible for determining LIBOR replacements under certain circumstances, which the Company expects will apply to the Series C Preferred Stock. The Federal Reserve is required to promulgate rules under this statute which, once final, the Company expects will affect the selection of an industry accepted substitute or successor base rate under the terms of the Series C Preferred Stock. Although the Company has not yet appointed a calculation agent and a substitute or successor base rate has not yet been selected, it is the Company’s present expectation that three-month SOFR (Secured Overnight Financing Rate) would be the substitute or successor base rate to three-month LIBOR. Dividends on the Series C Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series C Preferred Stock is not redeemable by the Company prior to March 31, 2025, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and upon the occurrence of certain specified change in control transactions. On or after March 31, 2025, the Company may, at its option, subject to certain procedural requirements, redeem any or all of the shares of the Series C Preferred Stock for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2022 through June 30, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 22, 2023	June 5, 2023	June 30, 2023	$0.40625
February 21, 2023	March 6, 2023	March 31, 2023	0.40625

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2022 through June 30, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share
June 15, 2023	June 30, 2023	July 31, 2023	$0.350	(1)
March 10, 2023	March 31, 2023	April 28, 2023	0.350

(1) At June 30, 2023, the Company had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on June 15, 2023.

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 27, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and registered an aggregate of 2.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At June 30, 2023, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and six months ended June 30, 2023, the Company issued 3,440 and 6,666 shares of common stock through the DRSPP, raising net proceeds of approximately $37,000 and $74,000, respectively.  From the inception of the DRSPP in September 2003 through June 30, 2023, the Company issued 8,848,219 shares pursuant to the DRSPP, raising net proceeds of $290.8 million.

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

The Company did not repurchase any shares of its common stock during the six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company repurchased 3,280,977 and 6,476,746 shares of its common stock through the stock repurchase program at an average cost of $14.48 and $15.80 per share and a total cost of approximately $47.5 million and $102.1 million, net of fees and commissions paid to the sales agent of approximately $33,000 and $161,000,

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
respectively. As of June 30, 2023, approximately $202.5 million remained available under the current authorization for the purchase of common stock under the stock repurchase program.

(e) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$20,225	$—	$20,225	$21,341	$—	$21,341
OCI before reclassifications	(6,805)	—	(6,805)	(7,921)	—	(7,921)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net OCI during the period (2)	(6,805)	—	(6,805)	(7,921)	—	(7,921)
Balance at end of period	$13,420	$—	$13,420	$13,420	$—	$13,420

(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2) For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$41,856	$—	$41,856	$46,833	$(1,255)	$45,578
OCI before reclassifications	(4,937)	—	(4,937)	(9,914)	1,255	(8,659)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net OCI during the period (2)	(4,937)	—	(4,937)	(9,914)	1,255	(8,659)
Balance at end of period	$36,919	$—	$36,919	$36,919	$—	$36,919

(1)  Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

11.    EPS Calculation

The following table presents a reconciliation of the (loss)/earnings and shares used in calculating basic and diluted (loss)/earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2023	2022	2023	2022
Basic (Loss)/Earnings per Share:
Net (loss)/income	$(25,928)	$(100,367)	$46,856	$(183,273)
Dividends declared on preferred stock	(8,218)	(8,219)	(16,437)	(16,438)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(119)	(174)	(206)	(315)
Net (loss)/income available to common stockholders - basic	$(34,265)	$(108,760)	$30,213	$(200,026)
Basic weighted average common shares outstanding	101,915	102,515	101,907	104,531
Basic (Loss)/Earnings per Share	$(0.34)	$(1.06)	$0.30	$(1.91)

Diluted (Loss)/Earnings per Share:
Net (loss)/income available to common stockholders - basic	$(34,265)	$(108,760)	$30,213	$(200,026)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	—	206	—
Net (loss)/income available to common stockholders - diluted	$(34,265)	$(108,760)	$30,419	$(200,026)
Basic weighted average common shares outstanding	101,915	102,515	101,907	104,531
Effect of assumed conversion of Convertible Senior Notes to common shares	—	—	—	—
Unvested and vested restricted stock units	—	—	1,771	—
Diluted weighted average common shares outstanding (1)	101,915	102,515	103,678	104,531
Diluted (Loss)/Earnings per Share	$(0.34)	$(1.06)	$0.29	$(1.91)

(1)At June 30, 2023, the Company had approximately 3.6 million equity instruments outstanding that were included in the calculation of diluted EPS for the six months ended June 30, 2023.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $12.09. These equity instruments may continue to have a dilutive impact on future EPS.

During the six months ended June 30, 2023, the Convertible Senior Notes were determined to be anti-dilutive and were excluded from the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) are included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

12.    Equity Compensation and Other Benefit Plans

(a)  Equity Compensation Plan

In accordance with the terms of the Company’s Equity Plan, which was adopted by the Company’s stockholders on June 6, 2023 (and which amended and restated the Company’s 2020 Equity Compensation Plan), directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, dividend equivalent rights and other stock-based awards under the Equity Plan.

Subject to certain exceptions, stock-based awards relating to a maximum of 8.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At June 30, 2023, approximately 5.2 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 6, 2033.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of June 30, 2023 are designated to be settled in shares of the Company’s common stock.  The Company granted 90,388 and 1,608,063 RSUs during the three and six months ended June 30, 2023 and granted 74,251 and 677,776 RSUs during the three and six months ended June 30, 2022, respectively. There were 27,413 RSUs forfeited during the three and six months ended June 30, 2023 and 29,693 RSUs forfeited during the three and six months ended June 30, 2022. All holders of RSUs outstanding at June 30, 2023 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled.  At June 30, 2023 and December 31, 2022, the Company had unrecognized compensation expense of $18.1 million and $11.2 million, respectively, related to RSUs.  The unrecognized compensation expense at June 30, 2023, is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the six months ended June 30, 2023 and 2022. At June 30, 2023, the Company did not have any shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $119,000 and $206,000 during the three and six months ended June 30, 2023, respectively, and approximately $141,000 and $311,000 during the three and six months ended June 30, 2022, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the six months ended June 30, 2023 and 2022.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
RSUs	$3,932	$3,540	$6,952	$6,185
Total	$3,932	$3,540	$6,952	$6,185

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Non-employee directors	$305	$(839)	$414	$(1,117)
Total	$305	$(839)	$414	$(1,117)

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2023 and December 31, 2022 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,491	$2,112	$2,923	$1,953
Total	$2,491	$2,112	$2,923	$1,953

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2023 and December 31, 2022, which had not been distributed through such respective date.

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
JUNE 30, 2023
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

Term Notes Backed by MSR Collateral

The Company’s valuation process for term notes backed by MSR collateral is similar to that used for residential mortgage securities and considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity. Other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral and, as applicable, the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. Based on its evaluation of the observability of the data used in its fair value estimation process, these assets are classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at June 30, 2023

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$58,068	$6,441,964	$6,500,032
Securities, at fair value	—	594,294	—	594,294
Total assets carried at fair value	$—	$652,362	$6,441,964	$7,094,326
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$440,106	$440,106
Agreements with mark-to-market collateral provisions	—	—	553,162	553,162
Securitized debt	—	3,123,478	—	3,123,478
Total liabilities carried at fair value	$—	$3,123,478	$993,268	$4,116,746

Fair Value at December 31, 2022

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$51,094	$5,676,430	$5,727,524
Securities, at fair value	—	333,364	—	333,364
Total assets carried at fair value	$—	$384,458	$5,676,430	$6,060,888
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$578,879	$578,879
Agreements with mark-to-market collateral provisions	—	—	884,495	884,495
Securitized debt	—	2,435,370	—	2,435,370
Total liabilities carried at fair value	$—	$2,435,370	$1,463,374	$3,898,744

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and six months ended June 30, 2023 and 2022 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Balance at beginning of period	$6,013,378	$4,956,772	$5,676,430	$4,222,584
Purchases and originations (1)	734,748	674,202	1,071,563	1,788,245
Draws	132,914	82,482	251,991	143,822
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	(129,797)	(158,507)	(2,193)	(381,919)
Repayments	(293,792)	(280,662)	(527,226)	(482,747)
Loan sales	(900)	(8,949)	(1,477)	(10,496)
Transfer to REO	(14,586)	(13,290)	(27,123)	(27,441)
Balance at end of period	$6,441,965	$5,252,048	$6,441,965	$5,252,048

(1) Excluded from the table above are approximately $28.9 million of Residential whole loans, at fair value for which the Company committed to purchase during the three months ended March 31, 2022, but for which the closing of the purchase transaction occurred during the three months ended June 30, 2022.

The following table presents additional information for the three and six months ended June 30, 2023 and 2022 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Balance at beginning of period	$526,623	$563,860	$578,879	$628,280
Issuances	126,565	—	272,395	—
Payment of principal	(213,082)	(121,977)	(411,168)	(185,142)
Change in unrealized losses	—	—	—	(1,255)
Balance at end of period	$440,106	$441,883	$440,106	$441,883

The following table presents additional information for the three and six months ended June 30, 2023 and 2022 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Balance at beginning of period	$680,708	$1,555,250	$884,495	$1,322,362
Issuances	9,463	401,122	22,018	870,606
Payment of principal	(137,009)	(522,515)	(353,351)	(759,111)
Changes in unrealized losses	—	—	—	—
Balance at end of period	$553,162	$1,433,857	$553,162	$1,433,857

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$537,510	Discounted cash flow	Discount rate	7.1%	6.3-11.0%
			Prepayment rate	7.6%	0.0-29.1%
			Default rate	2.8%	0.0-30.7%
			Loss severity	10.1%	0.0-100.0%

	$201,679	Liquidation model	Discount rate	8.0%	8.0-8.0%
			Annual change in home prices	3.5%	(3.1)-12.0%
			Liquidation timeline (in years)	1.9	0.1-4.5
			Current value of underlying properties (3)	$787	$28-$4,720
Total	$739,189

	December 31, 2022
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$546,675	Discounted cash flow	Discount rate	7.0%	6.3-10.0%
			Prepayment rate	8.9%	0.0-33.5%
			Default rate	3.7%	0.0-52.4%
			Loss severity	11.3%	0.0-100.0%

	$249,219	Liquidation model	Discount rate	7.8%	7.8-7.8%
			Annual change in home prices	6.9%	(5.4)-59.7%
			Liquidation timeline (in years)	1.9	0.1-4.5
			Current value of underlying properties (3)	$743	$28-$4,000
Total	$795,894

(1) Excludes approximately $523,000 and $215,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at June 30, 2023 and December 31, 2022, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $472,000 and $457,000 as of June 30, 2023 and December 31, 2022, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

	June 30, 2023
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Performing Loans	$5,634,049	Discounted cash flow	Discount rate	8.0%	6.5-45.5%
			Prepayment rate	9.2%	0.0-41.9%
			Default rate	0.9%	0.0-26.0%
			Loss severity	11.0%	0.0-100.0%

	$68,204	Liquidation model	Discount rate	8.0%	8.0-8.0%
			Annual change in home prices	2.2%	(3.2)-8.7%
			Liquidation timeline (in years)	1.8	0.8-4.2
			Current value of underlying properties	$1,607	$44-$4,500
Total	$5,702,253

	December 31, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Performing Loans	$4,857,587	Discounted cash flow	Discount rate	7.6%	5.6-22.7%
			Prepayment rate	7.9%	0.0-44.8%
			Default rate	0.8%	0.0-19.4%
			Loss severity	7.3%	0.0-100.0%

	$22,734	Liquidation model	Discount rate	7.8%	7.8%-7.8%
			Annual change in home prices	3.2%	(1.0)%-10.7%
			Liquidation timeline (in years)	1.9	0.8-4.2
			Current value of underlying properties	$1,319	$50-$2,850
Total	$4,880,321

(1) Excludes approximately $39.0 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at June 30, 2023.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2023 and December 31, 2022:

	June 30, 2023	June 30, 2023		December 31, 2022
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans	3	$8,081,718	$8,023,447	$7,467,645	$7,397,421
Residential whole loans	2	58,068	58,068	51,094	51,094
Securities, at fair value	2	594,294	594,294	333,364	333,364
Cash and cash equivalents	1	329,391	329,391	334,183	334,183
Restricted cash	1	174,005	174,005	159,898	159,898
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	967,884	968,546	1,003,604	1,004,260
Financing agreements with mark-to-market collateral provisions	3	1,938,379	1,939,310	2,111,396	2,111,647
Financing agreements with mark-to-market collateral provisions	2	464,064	464,064	111,651	111,651
Securitized debt (2)	2	3,969,274	3,839,491	3,357,590	3,217,905
Convertible senior notes	2	228,575	220,071	227,845	211,015

(1)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(2)Includes securitized debt that is carried at amortized cost basis and fair value.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the six months ended June 30, 2023 and 2022, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $49.2 million and $45.2 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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
JUNE 30, 2023
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of June 30, 2023 and December 31, 2022:

(Dollars in Thousands)	June 30, 2023		December 31, 2022
Aggregate unpaid principal balance of residential whole loans sold	$7,119,527		$6,079,749
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$6,165,095		$5,333,090
Outstanding amount of Senior Bonds, at carrying value	$845,796	(1)	$922,220	(1)
Outstanding amount of Senior Bonds, at fair value	$3,123,478		$2,435,370
Outstanding amount of Senior Bonds, total	$3,969,274		$3,357,590
Weighted average fixed rate for Senior Bonds issued	3.85%	(2)	3.38%	(2)
Weighted average contractual maturity of Senior Bonds	37 years	(2)	38 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$919,974		$715,640
Cash received	$6,103,771		$5,286,305
(1)Net of $2.0 million and $2.9 million of deferred financing costs at June 30, 2023 and December 31, 2022, respectively.
(2)At June 30, 2023 and December 31, 2022, $2.6 billion and $1.9 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 200, or 300 basis points or more at defined dates ranging from 24 months, up to 48 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three and six months ended June 30, 2023, the Company issued Senior Bonds with a current face of $308.8 million and $832.0 million to third-party investors for proceeds of $296.4 million and $817.5 million, respectively, before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended June 30, 2023 are included in “Financing agreements, at fair value” (at carrying value) on the Company’s consolidated balance sheets (see Note 6).

As of June 30, 2023 and December 31, 2022, as a result of the transactions described above, securitized loans of approximately $4.8 billion and $4.0 billion are included in “Residential whole loans” and REO with a carrying value of approximately $30.4 million and $36.5 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of June 30, 2023 and December 31, 2022, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $4.0 billion and $3.4 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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
JUNE 30, 2023
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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022 are a total of $8.1 billion and $7.5 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

15. Segment Reporting

At June 30, 2023, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured convertible senior notes (see Note 6), securitization issuance costs, and preferred stock dividends.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended June 30, 2023
Interest Income	$89,912	$51,308	$3,130	$144,350
Interest Expense	58,940	36,943	3,962	99,845
Net Interest Income/(Expense)	$30,972	$14,365	$(832)	$44,505
Provision for Credit Losses on Residential Whole Loans	(294)	—	—	(294)
Net Interest Income/(Expense) after Provision for Credit Losses	$30,678	$14,365	$(832)	$44,211

Net loss on residential whole loans measured at fair value through earnings	$(97,459)	$(33,244)	$—	$(130,703)
Impairment and other net loss on securities and other portfolio investments	(3,697)	—	(872)	(4,569)
Net gain/(loss) on real estate owned	2,493	(340)	—	2,153
Net gain on derivatives used for risk management purposes	45,142	15,309	—	60,451
Net gain on securitized debt measured at fair value through earnings	18,887	8,507	—	27,394
Lima One - origination, servicing and other fee income	—	11,477	—	11,477
Other, net	3,812	1,076	608	5,496
Total Other (Loss)/Income, net	$(30,822)	$2,785	$(264)	$(28,301)

General and administrative expenses (including compensation)	$—	$15,601	$17,339	$32,940
Loan servicing, financing, and other related costs	5,395	131	2,072	7,598
Amortization of intangible assets	—	1,300	—	1,300
Net (Loss)/Income	$(5,539)	$118	$(20,507)	$(25,928)

Less Preferred Stock Dividend Requirement	$—	$—	$8,218	$8,218
Net (Loss)/Income Available to Common Stock and Participating Securities	$(5,539)	$118	$(28,725)	$(34,146)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended June 30, 2022
Interest Income	$84,732	$24,353	$236	109,321
Interest Expense	39,889	12,916	3,937	56,742
Net Interest Income/(Expense)	$44,843	$11,437	$(3,701)	$52,579
Provision for Credit Losses on Residential Whole Loans	$(1,785)	$(32)	$—	(1,817)
Provision for Credit Losses on Other Assets	—	—	(28,579)	(28,579)
Net Interest Income/(Expense) after Provision for Credit Losses	$43,058	$11,405	$(32,280)	$22,183

Net loss on residential whole loans measured at fair value through earnings	$(177,203)	$(40,978)	$—	$(218,181)
Impairment and other net loss on securities and other portfolio investments	(1,463)	—	(10,583)	(12,046)
Net gain on real estate owned	7,150	35	—	7,185
Net gain on derivatives used for risk management purposes	44,161	3,643	—	47,804
Net gain on securitized debt measured at fair value through earnings	64,966	19,607	—	84,573
Lima One - origination, servicing and other fee income	—	10,673	—	10,673
Other, net	2,598	(26)	972	3,544
Total Other Loss, net	$(59,791)	$(7,046)	$(9,611)	$(76,448)

General and administrative expenses (including compensation)	$—	$13,013	$16,554	$29,567
Loan servicing, financing, and other related costs	6,513	323	6,399	13,235
Amortization of intangible assets	—	3,300	—	3,300
Net Loss	$(23,246)	$(12,277)	$(64,844)	$(100,367)

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net Loss Available to Common Stock and Participating Securities	$(23,246)	$(12,277)	$(73,063)	$(108,586)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Six months ended June 30, 2023
Interest Income	$174,732	$95,828	$5,995	$276,555
Interest Expense	116,017	68,747	7,917	192,681
Net Interest Income/(Expense)	$58,715	$27,081	$(1,922)	$83,874
(Provision)/Reversal of Provision for Credit Losses on Residential Whole Loans	(595)	314	—	(281)
Net Interest Income/(Expense) after (Provision)/Reversal of Provision for Credit Losses	$58,120	$27,395	$(1,922)	$83,593

Net (loss)/gain on residential whole loans measured at fair value through earnings	$(1,949)	$420	$—	$(1,529)
Impairment and other net loss on securities and other portfolio investments	(767)	—	(871)	(1,638)
Net gain/(loss) on real estate owned	6,417	(322)	—	6,095
Net gain on derivatives used for risk management purposes	28,820	10,423	—	39,243
Net loss on securitized debt measured at fair value through earnings	(15,933)	(8,398)	—	(24,331)
Lima One - origination, servicing and other fee income	—	20,453	—	20,453
Other, net	6,020	1,447	1,201	8,668
Total Other Income, net	$22,608	$24,023	$330	$46,961

General and administrative expenses (including compensation)	$—	$28,136	$35,825	$63,961
Loan servicing, financing, and other related costs	10,114	350	6,673	17,137
Amortization of intangible assets	—	2,600	—	2,600
Net Income/(Loss)	$70,614	$20,332	$(44,090)	$46,856

Less Preferred Stock Dividend Requirement	$—	$—	$16,437	$16,437
Net Income/(Loss) Available to Common Stock and Participating Securities	$70,614	$20,332	$(60,527)	$30,419

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Six months ended June 30, 2022
Interest Income	$173,554	$41,853	$263	$215,670
Interest Expense	72,898	19,272	7,868	100,038
Net Interest Income/(Expense)	$100,656	$22,581	$(7,605)	$115,632
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	1,731	(37)	—	1,694
Provision for Credit Losses on Other Assets	—	—	(28,579)	(28,579)
Net Interest Income/(Expense) after Reversal of Provision/(Provision) for Credit Losses	$102,387	$22,544	$(36,184)	$88,747

Net loss on residential whole loans measured at fair value through earnings	$(430,330)	$(75,786)	$—	$(506,116)
Impairment and other net loss on securities and other portfolio investments	(4,384)	—	(11,363)	(15,747)
Net gain on real estate owned	15,885	32	—	15,917
Net gain on derivatives used for risk management purposes	130,396	11,509	—	141,905
Net gain on securitized debt measured at fair value through earnings	122,545	26,145	—	148,690
Lima One - origination, servicing and other fee income	—	25,167	—	25,167
Other, net	3,917	28	2,275	6,220
Total Other Loss, net	$(161,971)	$(12,905)	$(9,088)	$(183,964)

General and administrative expenses (including compensation)	$—	$25,232	$32,588	$57,820
Loan servicing, financing, and other related costs	13,445	559	9,632	23,636
Amortization of intangible assets	—	6,600	—	6,600
Net Loss	$(73,029)	$(22,752)	$(87,492)	$(183,273)

Less Preferred Stock Dividend Requirement	$—	$—	$16,438	$16,438
Net Loss Available to Common Stock and Participating Securities	$(73,029)	$(22,752)	$(103,930)	$(199,711)

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
June 30, 2023
Total Assets	$6,183,728	$3,156,741	$395,762	$9,736,231

December 31, 2022
Total Assets	$6,065,557	$2,618,695	$428,153	$9,112,405

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
JUNE 30, 2023
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

At June 30, 2023, we had total assets of approximately $9.7 billion, of which $8.1 billion, or 84%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and sell the properties (or Transitional loans), (iii) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (or Agency eligible investor loans), (v) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans) and (vi) loans on which a borrower was previously delinquent but has resumed repaying (re-performing loans or RPLs) and loans on which the borrower continues to be more than 60 days delinquent with respect to payment (non-performing loans or NPLs). In addition, at June 30, 2023, we had approximately $594.3 million in investments in securities, including Agency MBS, Term notes backed by MSR collateral, CRT securities and Non-Agency MBS. Our remaining investment-related assets, which represent approximately 3% of our total assets at June 30, 2023, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional prepayment rate, which measures voluntary prepayments of a loan, and the conditional default rate (or CDR) measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended June 30, 2023, the average CPRs on certain of our loan portfolios were: 8.1% for Non-QM loans, 5.8% for Single-family rental loans, 7.3% for Purchased Credit Deteriorated loans, and 14.4% for Purchased Non-Performing loans. In addition, for the three months ended June 30, 2023, the repayment rate (which includes both voluntary and involuntary repayments of principal) was 42.2% for our Transitional loans.

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

Recent Market Conditions and Our Strategy

The second quarter of 2023 again exhibited significant volatility in interest rates and credit spreads. MFA continues to navigate these challenges by prioritizing liquidity and actively managing our investment portfolio. Through our strong balance sheet and Lima One (our wholly owned leading business purpose loan originator), we added nearly $1 billion of residential whole loans and residential mortgage securities at attractive levels during the second quarter of 2023. This included $523 million of high yielding business purpose loans funded at Lima One, a 44% increase over the prior quarter. We also purchased $345 million of Non-QM loans and added to our Agency MBS position. While GAAP net income reflects the impact of declines in asset values primarily due to higher interest rates, Distributable Earnings, a non-GAAP financial measure that excludes the impact of fair value changes and certain other items, exceeded the second quarter common dividend. Of particular note, our net interest spread, which continues to reflect our success in acquiring assets at attractive yields and the benefits of our proactive approach to portfolio hedging, was 2.14% in the second quarter, a 40 basis point increase over the prior quarter. As noted, higher interest rates during the quarter resulted in lower mortgage loan valuations. However, the impact on our book value was relatively modest, with GAAP book value declining by approximately 5% and Economic book value by approximately 6%. Finally, we continued to be an active issuer of residential whole loan securitizations, completing our fourth transaction for the year in the second quarter.

Second quarter 2023 portfolio activity and impact on financial results

At June 30, 2023, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value was approximately $8.9 billion compared to $8.4 billion at March 31, 2023.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended June 30, 2023:

(In Millions)	March 31, 2023	Runoff (1)	Acquisitions (2)	Other (3)	June 30, 2023	Change
Residential whole loans and REO	$7,915	$(394)	$868	$(129)	$8,260	$345
Securities, at fair value	505	(10)	109	(10)	594	89
Totals	$8,420	$(404)	$977	$(139)	$8,854	$434

(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Transitional loans.
(3)    Primarily includes changes in fair value and changes in the allowance for credit losses.

At June 30, 2023, our total recorded investment in residential whole loans and REO was $8.3 billion, or 93.3% of our residential mortgage asset portfolio. Of this amount, $7.0 billion are Purchased Performing Loans, $428.2 million are Purchased Credit Deteriorated Loans and $739.7 million are Purchased Non-performing Loans. Loan acquisition activity of $867.7 million for the three months ended June 30, 2023 included $523.2 million of business purpose loans (including draws on Transitional loans) and $344.5 million of Non-QM loans. For the three months ended June 30, 2023, we recognized approximately $128.0 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 6.10%, with Purchased Performing Loans generating an effective yield of 5.66%, Purchased Credit Deteriorated Loans generating an effective yield of 7.09% and Purchased Non-performing Loans generating an effective yield of 10.11%. All of our Purchased Non-performing Loans and certain of our Purchased Performing Loans are measured at fair value as a result of the election of the fair value option at acquisition. Included in earnings in Other income, net are net losses on these loans of $130.7 million for the three months ended June 30, 2023. At June 30, 2023 and March 31, 2023, we had REO with an aggregate carrying value of $120.0 million and $121.2 million, respectively, which is included in Other assets on our consolidated balance sheets.

At June 30, 2023, we held $594.3 million of Securities, at fair value, including $396.3 million of Agency MBS, $91.2 million of MSR-related assets, $82.5 million of CRT securities and $24.3 million of Non-Agency MBS. We opportunistically added $108.8 million of Agency MBS this quarter. The net yield on our Securities, at fair value was 7.67% for the three months ended June 30, 2023, compared to 8.76% for the three months ended March 31, 2023.

For the three months ended June 30, 2023, we recorded a provision for credit losses on residential whole loans held at carrying value of $294,000. The total allowance for credit losses recorded on residential whole loans held at carrying value at June 30, 2023 was $31.0 million.

During the second quarter of 2023, we completed one securitization collateralized by $371.6 million of unpaid principal balance (or UPB) of Non-QM loans. This securitization provided longer term, non-recourse, non-mark-to-market financing. During the quarter, interest rates increased across the yield curve, with 2-year Treasury yields up by nearly 90 basis points, 5-Year Treasury yields up by nearly 60 basis points and 10-year yields up by nearly 40 basis points. The net impact on the value of our investment portfolio resulted in net mark-to-market losses in our GAAP financial results. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $14.42 as of June 30, 2023. Book value per common share decreased from $15.15 as of March 31, 2023. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $15.12 as of June 30, 2023, a decrease from $16.02 as of March 31, 2023. Decreases in GAAP and Economic book value during the second quarter of 2023 primarily reflect decreases in the fair value of our Residential whole loan portfolios due to interest rate increases during the quarter. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

Information About Our Assets

The table below presents certain information about our asset allocation at June 30, 2023:

ASSET ALLOCATION

(Dollars in Millions)	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans (2)		Purchased Non-Performing Loans		Securities, at fair value		Real Estate Owned		Other, net (3)	Total
Fair Value/Carrying Value	$6,972		$428		$740		$594		$120		$690	$9,544
Receivable/(Payable) for Unsettled Transactions	—		—		—		(31)		—		—	(31)
Financing Agreements with Non-mark-to-market Collateral Provisions	(968)		—		—		—		—		—	(968)
Financing Agreements with Mark-to-market Collateral Provisions	(1,548)		(131)		(230)		(464)		(29)		—	(2,402)
Securitized Debt	(3,416)		(237)		(304)		—		(12)		—	(3,969)
Convertible Senior Notes	—		—		—		—		—		(229)	(229)
Net Equity Allocated	$1,040		$60		$206		$99		$79		$461	$1,945
Debt/Net Equity Ratio (4)	5.7	x	6.1	x	2.6	x	5.0	x	0.5	x		3.9	x

(1)Includes $3.6 billion of Non-QM loans, $1.7 billion of Transitional loans, $1.5 billion of Single-family rental loans, $75.3 million of Seasoned performing loans, and $58.1 million of Agency eligible investor loans. At June 30, 2023, the total fair value of these loans is estimated to be $6.9 billion.
(2)At June 30, 2023, the total fair value of these loans is estimated to be $447.5 million.
(3)Includes $329.4 million of cash and cash equivalents, $174.0 million of restricted cash, and $27.4 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(4)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at June 30, 2023. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Purchased Non-Performing Loans
Amount due:
Within one year	$988,366	$645	$1,768
After one year:
Over one to five years	825,457	2,854	2,955
Over five years	5,168,920	444,867	734,989
Total due after one year	$5,994,377	$447,721	$737,944
Total residential whole loans	$6,982,743	$448,366	$739,712

(1)Excludes an allowance for credit losses of $10.8 million at June 30, 2023.
(2)Excludes an allowance for credit losses of $20.2 million at June 30, 2023.

The following table presents, at June 30, 2023, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(2)	Purchased Non-Performing Loans (1)
Interest rates:
Fixed	$4,701,392	$382,358	$608,678
Adjustable	1,292,985	65,363	129,266
Total	$5,994,377	$447,721	$737,944

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of June 30, 2023.
(2)Excludes an allowance for credit losses.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at June 30, 2023 and December 31, 2022:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Agency MBS
Face/Par	$398,469	$131,165
Fair Value	396,291	131,700
Amortized Cost	400,124	132,025
Weighted average yield (2)	5.25%	N/A	(1)
Weighted average time to maturity	29.7 years	30.0 years

Term notes backed by MSR collateral
Face/Par	$105,000	$105,000
Fair Value	91,200	97,898
Amortized Cost	88,993	86,399
Weighted average yield (2)	16.20%	14.30%
Weighted average time to maturity	0.3 years	0.8 years

CRT Securities
Face/Par	$80,201	$80,791
Fair Value	82,514	79,214
Amortized Cost	69,820	70,438
Weighted average yield (2)	9.55%	9.96%
Weighted average time to maturity	18.5 years	19.0 years

Non-Agency MBS
Face/Par	$29,156	$29,858
Fair Value	24,289	24,552
Amortized Cost	24,096	24,552
Weighted average yield (2)	5.90%	N/A	(1)
Weighted average time to maturity	28.3 years	28.8 years
(1)These securities were acquired at the end of the reporting period in 2022 and, therefore, no interest income was recorded with respect to these securities in 2022.
(2)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at June 30, 2023 and December 31, 2022.

Tax Considerations

Current period estimated taxable income

We estimate that for the six months ended June 30, 2023, our REIT taxable income was approximately $72.3 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the six months ended June 30, 2023, our net TRS taxable loss will be $31.9 million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

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

On October 19, 2022, a three-judge panel of the Fifth Circuit Court of Appeals issued an opinion in Community Financial Services Association of America, et al. v. Consumer Financial Protection Bureau, et al., concluding that the CFPB’s funding structure unconstitutionally violates the Appropriations Clause of the U.S. Constitution. As a result, the Court vacated the payday lending rule that was the subject of challenge. Although the Fifth Circuit’s decision applies only to the disputed regulation in that case, it may call into question the Bureau’s authority and other rules promulgated during CFPB’s self-funding structure. On February 27, 2023, the Supreme Court granted the government's petition to review the Fifth Circuit's decision in the Community Financial case, and it is scheduled to hear oral arguments in this matter in early October 2023. On March 23, 2023, the Second Circuit Court of Appeals declined to follow Community Financial, concluding in Consumer Financial Protection Bureau v. Law Offices of Crystal Moroney that CFPB’s funding structure is constitutional. It is unclear yet what impact these rulings may have on the mortgage lending markets but they may give rise to uncertainty, particularly in those markets in the Fifth Circuit. Any such uncertainty could adversely impact the cash flow on mortgage loans.

The Federal Housing Finance Agency (or FHFA) and both houses of Congress have discussed and considered various measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  On March 27, 2019, then President Trump issued a memorandum on federal housing finance reform that directed the Secretary of the Treasury to develop a plan for administrative and legislative reforms as soon as practicable to achieve the following housing reform goals: 1) ending the conservatorships of the Government-sponsored enterprises (or GSEs) upon the completion of specified reforms; 2) facilitating competition in the housing finance market; 3) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and 4) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. On September 5, 2019, in response to then President Trump’s memorandum, the U.S. Department of the Treasury released a plan, developed in conjunction with the FHFA, the Department of Housing and Urban Development (or HUD), and other government agencies, which includes legislative and administrative reforms to achieve each of these reform goals. At this point, it remains unclear whether any of these legislative or regulatory reforms will be enacted or implemented. On June 23, 2021, the United States Supreme Court concluded that the structure of the FHFA (which insulated its director from removal by the President) was unconstitutional and remanded the case for further proceedings. Subsequent to the Supreme Court’s ruling, President Biden dismissed the FHFA director and appointed Sandra L. Thompson, who was sworn in as the third Senate-confirmed Director of the FHFA in June 2022. The prospects for passage of any of these plans are uncertain, and the change in FHFA leadership underscores the potential for change to Fannie Mae and Freddie Mac.

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

This final rule was effective August 2, 2022.

Thus far in 2023, the FHFA has taken numerous actions including a series of pricing adjustments to the framework of upfront fees the GSEs charge lenders on single-family loans or Loan-Level Price Adjustments (LLPAs) and updates to the GSE’s annual Equitable Housing Finance Plans relating to loss mitigation support, financial coaching, and other programs. The FHFA also requested comments regarding proposals to codify the FHFA’s fair lending oversight requirements for the GSEs and information collection and reporting obligations for the GSEs. On March 13, 2023, the FHFA issued a notice of proposed rulemaking regarding the ERCF, including potential modifications related to guarantees on commingled securities, multifamily mortgage exposures secured by government-subsidized properties, derivatives and cleared transactions, and credit scores, among other items. As discussed above, new or modified regulatory obligations may continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including MFA.

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

Results of Operations

Quarter Ended June 30, 2023 Compared to the Quarter Ended March 31, 2023

The following table summarizes the changes in our results of operations for the three months ended June 30, 2023 compared to the three months ended March 31, 2023.

	Three Months Ended
(In Thousands)	June 30, 2023	March 31, 2023	QoQ Change
Interest Income:
Residential whole loans	$128,048	$119,510	$8,538
Securities, at fair value	9,948	7,308	2,640
Other interest-earning assets	2,622	2,351	271
Cash and cash equivalent investments	3,732	3,036	696
Interest Income	$144,350	$132,205	$12,145

Interest Expense:
Asset-backed and other collateralized financing arrangements	$95,884	$88,880	$7,004
Other interest expense	3,961	3,956	5
Interest Expense	$99,845	$92,836	$7,009

Net Interest Income	$44,505	$39,369	$5,136

(Provision)/Reversal of Provision for Credit Losses on Residential Whole Loans	$(294)	$13	$(307)
Net Interest Income after Provision for Credit Losses	$44,211	$39,382	$4,829

Other (Loss)/Income, net:
Net (loss)/gain on residential whole loans measured at fair value through earnings	$(130,703)	$129,174	$(259,877)
Impairment and other net (loss)/gain on securities and other portfolio investments	(4,569)	2,931	(7,500)
Net gain on real estate owned	2,153	3,942	(1,789)
Net gain/(loss) on derivatives used for risk management purposes	60,451	(21,208)	81,659
Net gain/(loss) on securitized debt measured at fair value through earnings	27,394	(51,725)	79,119
Lima One - origination, servicing and other fee income	11,477	8,976	2,501
Other, net	5,496	3,172	2,324
Other (Loss)/Income), net	$(28,301)	$75,262	$(103,563)

Operating and Other Expense:
Compensation and benefits	$21,771	$20,630	$1,141
Other general and administrative expense	11,169	10,391	778
Loan servicing, financing and other related costs	7,598	9,539	(1,941)
Amortization of intangible assets	1,300	1,300	—
Operating and Other Expense	$41,838	$41,860	$(22)

Net (Loss)/Income	$(25,928)	$72,784	$(98,712)
Less Preferred Stock Dividend Requirement	$8,218	$8,219	$(1)
Net (Loss)/Income Available to Common Stock and Participating Securities	$(34,146)	$64,565	$(98,711)

Basic (Loss)/Earnings per Common Share	$(0.34)	$0.63	$(0.97)
Diluted (Loss)/Earnings per Common Share	$(0.34)	$0.62	$(0.96)

General

For the second quarter of 2023, we had net loss available to our common stock and participating securities of $(34.1) million, or $(0.34) per basic and diluted common share, compared to net income available to common stock and participating securities of $64.6 million, or $0.63 per basic common share and $0.62 per diluted common share, for the first quarter of 2023. The decrease in net income available to common stock and participating securities in the current period primarily reflects lower Other income, which decreased by $103.6 million to $(28.3) million for the current period, compared to Other net income of $75.3 million in the immediately prior quarter. The decrease in Other income was primarily driven by mark-to-market losses in the current quarter on our residential whole loans that are measured at fair value through earnings, partially offset by net gains on derivatives used for risk management purposes as well as on securitized debt measured at fair value through earnings. The decrease in Other income was partially offset by higher net interest income of $5.1 million for the second quarter of 2023 compared to the immediately prior quarter, primarily due to higher interest income earned on our residential mortgage asset portfolio, due to an increase in the yield earned on our residential whole loans and additional investments in Agency MBS.

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

For the second quarter of 2023, our net interest spread and margin were 2.14% and 2.99%, respectively, compared to a net interest spread and margin of 1.74% and 2.64%, respectively, for the first quarter of 2023. Our net interest income increased by $5.1 million and was $44.5 million for the second quarter of 2023, compared to $39.4 million for the first quarter of 2023. For the second quarter of 2023, net interest income includes higher net interest income from our residential whole loan portfolio of $4.2 million compared to the first quarter of 2023, primarily due to higher asset yields, partially offset by an increase in financing rates on our financing agreement borrowings. Net interest income for the second quarter of 2023 also includes approximately $967,000 of additional interest income from cash and other interest-earning assets.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2023 and March 31, 2023. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended June 30, 2023			Three Months Ended March 31, 2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,402,307	$128,048	6.10%	$8,423,319	$119,510	5.68%
Securities, at fair value	518,958	9,948	7.67	333,808	7,308	8.76
Cash and cash equivalents (2)	478,015	3,732	3.12	469,353	3,036	2.59
Other interest-earning assets	64,354	2,622	16.30	59,241	2,351	15.87
Total interest-earning assets	9,463,634	144,350	6.10	9,285,721	132,205	5.69

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,148,269	$56,562	7.11%	$3,145,555	$53,301	6.78%
Securitized debt (4)	4,051,021	39,322	3.88	3,816,051	35,579	3.73
Convertible Senior Notes	228,333	3,961	6.94	227,969	3,956	6.94
Total interest-bearing liabilities	7,427,623	99,845	5.34	7,189,575	92,836	5.17
Net interest income/net interest rate spread (5)		44,505	0.76		39,369	0.52
Impact of net Swap carry (6)		25,965	1.38		21,817	1.22
Net interest rate spread (including the impact of Swaps)		$70,470	2.14%		$61,186	1.74%
Net interest-earning assets/net interest margin (7)	$2,036,011		2.99%	$2,096,146		2.64%

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

	Three Months Ended June 30, 2023
	Compared to
	Three Months Ended March 31, 2023
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(299)	$8,837	$8,538
Securities, at fair value	3,642	(1,002)	2,640
Cash and cash equivalents	57	639	696
Other interest-earning assets	206	65	271
Total net change in income of interest-earning assets	$3,606	$8,539	$12,145

Interest-bearing liabilities:
Residential whole loan financing agreements	$(2,985)	$3,500	$515
Securities, at fair value repurchase agreements	2,672	72	2,744
REO financing agreements	7	(5)	2
Securitized debt	2,264	1,479	3,743
Convertible Senior Notes	5	—	5
Total net change in expense of interest-bearing liabilities	$1,963	$5,046	$7,009
Net change in net interest income	$1,643	$3,493	$5,136

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
June 30, 2023	2.14%	2.99%
March 31, 2023	1.74	2.64
December 31, 2022	2.21	3.04
September 30, 2022	1.64	2.43
June 30, 2022	1.37	2.13

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net swap expense).
(2)Reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022

Purchased Performing Loans
Net Yield (1)	5.66%	5.38%	5.04%	4.75%	4.20%
Cost of Funding (2)	3.97%	3.95%	3.70%	3.60%	3.28%
Net Interest Spread	1.69%	1.43%	1.34%	1.15%	0.92%

Purchased Credit Deteriorated Loans
Net Yield (1)	7.09%	6.13%	6.59%	6.49%	6.85%
Cost of Funding (2)	1.98%	2.23%	2.13%	2.72%	3.17%
Net Interest Spread	5.11%	3.90%	4.46%	3.77%	3.68%

Purchased Non-Performing Loans
Net Yield (1)	10.11%	8.46%	11.15%	9.84%	9.40%
Cost of Funding (2)	3.53%	3.53%	3.01%	2.86%	3.34%
Net Interest Spread	6.58%	4.93%	8.14%	6.98%	6.06%

Total Residential Whole Loans
Net Yield (1)	6.10%	5.68%	5.62%	5.30%	4.85%
Cost of Funding (2)	3.83%	3.82%	3.56%	3.49%	3.28%
Net Interest Spread	2.27%	1.86%	2.06%	1.81%	1.57%

(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above include the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps and, accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended June 30, 2023, this decreased the overall funding cost by 144 basis points for our Residential whole loans, 145 basis points for our Purchased Performing Loans, 206 basis points for our Purchased Credit Deteriorated Loans, and 87 basis points for our Purchased Non-Performing Loans. For the quarter ended March 31, 2023, this decreased the overall funding cost by 127 basis points for our Residential whole loans, 129 basis points for our

Purchased Performing Loans, 171 basis points for our Purchased Credit Deteriorated Loans, and 77 basis points for our Purchased Non-Performing Loans. For the quarter ended December 31, 2022, this decreased the overall funding cost by 89 basis points for our Residential whole loans, 87 basis points for our Purchased Performing Loans, 141 basis points for our Purchased Credit Deteriorated Loans, and 76 basis points for our Purchased Non-Performing Loans. For the quarter ended September 30, 2022, this decreased the overall funding cost by 20 basis points for our Residential whole loans, 19 basis points for our Purchased Performing Loans, 43 basis points for our Purchased Credit Deteriorated Loans, and 24 basis points for our Purchased Non-Performing Loans. For the quarter ended June 30, 2022, this increased the overall funding cost by 25 basis points for our Residential whole loans, 23 basis points for our Purchased Performing Loans, 43 basis points for our Purchased Credit Deteriorated Loans, and 29 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our Securities for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread
June 30, 2023	7.67%	4.29%	3.38%
March 31, 2023	8.76	4.52	4.24
December 31, 2022	30.33	5.47	24.86
September 30, 2022	11.06	3.94	7.12
June 30, 2022	10.09	2.54	7.55

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
(3)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above for the quarterly periods ended June 30, 2023 and March 31, 2023 includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the quarter ended June 30, 2023, this decreased the overall funding cost by 138 basis points for our Securities, at fair value. For the quarter ended March 31, 2023, this decreased the overall funding cost by 104 basis points for our Securities, at fair value. Periods prior to the quarter ended March 31, 2023 were not impacted as there was no allocation of net swap carry to the financing of our Securities, at fair value for those periods.

Interest Income

Interest income on our residential whole loans for the second quarter of 2023 increased by $8.5 million, or 7.1%, to $128.0 million, compared to $119.5 million for the first quarter of 2023. This increase primarily reflects an increase in the yield to 6.10% for the second quarter of 2023 from 5.68% for the first quarter of 2023, partially offset by a $21.0 million decrease in the average balance of this portfolio to $8.4 billion for the second quarter of 2023 from the first quarter of 2023. Additional payoffs of Non-Performing and Purchased Credit Impaired loans compared to the prior quarter increased interest income in the current quarter by approximately $2.4 million, while the impact of certain Non-Performing and Purchased Credit Impaired loans reverting to accrual status increased interest income in the second quarter by approximately $0.6 million.

Interest income on our Securities, at fair value portfolio for the second quarter of 2023 increased by $2.6 million to $9.9 million from $7.3 million for the first quarter of 2023. This increase primarily reflects an increase in the average amortized cost of the portfolio of $185.2 million, due to additional purchases of Agency MBS in the second quarter of 2023, partially offset by a decrease in the net yield on our Securities, at fair value to 7.67% for the second quarter of 2023, compared to 8.76% for the first quarter of 2023.

Interest Expense

Our interest expense for the second quarter of 2023 increased by $7.0 million, or 7.5%, to $99.8 million, from $92.8 million for the first quarter of 2023. This increase primarily reflects an increase in financing rates on our financing agreements, and an increase in our average securitized debt partially offset by a decrease in collateralized financing agreement borrowings to finance our residential mortgage asset portfolio.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the second quarter of 2023, we recorded a provision for credit losses on residential whole loans held at carrying value of $294,000 compared to a reversal of provision of $13,000 for the first quarter of 2023. The provision recorded in the current period primarily reflects the impact of loan charge-offs, partially offset by run-off of loans held at carrying value.

Other (Loss)/Income, net

For the second quarter of 2023, Other Loss, net was $28.3 million, compared to Other Income, net of $75.3 million for the first quarter of 2023.  The components of Other (Loss)/Income, net for the second and first quarters of 2023 are summarized in the table below:

	Three Months Ended
(In Thousands)	June 30, 2023	March 31, 2023
Net (loss)/gain on residential whole loans measured at fair value through earnings	$(130,703)	$129,174
Impairment and other net (loss)/gain on securities and other portfolio investments	(4,569)	2,931
Net gain on real estate owned	2,153	3,942
Net gain/(loss) on derivatives used for risk management purposes	60,451	(21,208)
Net gain/(loss) on securitized debt measured at fair value through earnings	27,394	(51,725)
Lima One - origination, servicing and other fee income	11,477	8,976
Other, net	5,496	3,172
Other (Loss)/Income, net	$(28,301)	$75,262

Operating and Other Expense

For the second quarter of 2023, we had compensation and benefits and other general and administrative expenses of $32.9 million, compared to $31.0 million for the first quarter of 2023. Compensation and benefits expense increased by $1.1 million to $21.8 million for the second quarter of 2023, compared to $20.6 million for the first quarter of 2023, primarily reflecting higher compensation costs at Lima One, consistent with higher origination volumes and higher headcount compared to the prior period. Our other general and administrative expenses increased by $778,000 to $11.2 million for the second quarter of 2023, compared to $10.4 million for the first quarter of 2023, primarily reflecting Directors compensation costs related to the annual grant of equity awards to non-employee Directors made in the second quarter of 2023. In addition, professional services expenses were also higher in the second quarter. These increases were partially offset by lower provisions for income taxes as estimated taxable income generated in our taxable REIT subsidiary decreased compared to the prior period.

Operating and Other Expense for the second quarter of 2023 also includes $7.6 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior quarter period by approximately $1.9 million, or 20.3%, primarily due to lower expenses recognized related to loan securitization activities.

In addition, Other expenses for each of the second quarter of 2023 and the first quarter of 2023 also include $1.3 million of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
June 30, 2023	(0.27)%	(1.31)%	—	20.99%	3.9	1.9
March 31, 2023	3.14	14.40	0.56	21.81	3.5	1.6
December 31, 2022	0.29	1.32	—	21.59	3.5	1.8
September 30, 2022	(0.58)	(2.57)	—	22.53	3.6	1.7
June 30, 2022	(1.06)	(4.35)	—	24.33	3.3	1.8

(1)Reflects annualized net income divided by average total assets. For the quarters ended June 30, 2023, September 30, 2022 and June 30, 2022, the amounts calculated reflect the quarterly net income divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity. For the quarters ended June 30, 2023, September 30, 2022 and June 30, 2022, the amounts calculated reflect the quarterly net income divided by average total stockholders’ equity.
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

Six Month Period Ended June 30, 2023 Compared to the Six Month Period Ended June 30, 2022

The following table summarizes the changes in our results of operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

	Six Months Ended
(In Thousands)	June 30, 2023	June 30, 2022	YoY Change
Interest Income:
Residential whole loans	$247,558	$201,820	$45,738
Securities, at fair value	17,256	10,569	6,687
Other interest-earning assets	4,973	2,855	2,118
Cash and cash equivalent investments	6,768	426	6,342
Interest Income	$276,555	$215,670	$60,885

Interest Expense:
Asset-backed and other collateralized financing arrangements	$184,764	$92,170	$92,594
Other interest expense	7,917	7,868	49
Interest Expense	$192,681	$100,038	$92,643

Net Interest Income	$83,874	$115,632	$(31,758)

(Provision)/Reversal of Provision for Credit Losses on Residential Whole Loans	$(281)	$1,694	$(1,975)
Provision for Credit Losses on Other Assets	—	(28,579)	28,579
Net Interest Income after Provision for Credit Losses	$83,593	$88,747	$(5,154)

Other Income/(Loss), net:
Net loss on residential whole loans measured at fair value through earnings	$(1,529)	$(506,116)	$504,587
Impairment and other net loss on securities and other portfolio investments	(1,638)	(15,747)	14,109
Net gain on real estate owned	6,095	15,917	(9,822)
Net gain on derivatives used for risk management purposes	39,243	141,905	(102,662)
Net (loss)/gain on securitized debt measured at fair value through earnings	(24,331)	148,690	(173,021)
Lima One - origination, servicing and other fee income	20,453	25,167	(4,714)
Other, net	8,668	6,220	2,448
Other Income/(Loss), net	$46,961	$(183,964)	$230,925

Operating and Other Expense:
Compensation and benefits	$42,401	$38,616	$3,785
Other general and administrative expense	21,560	19,204	2,356
Loan servicing, financing and other related costs	17,137	23,636	(6,499)
Amortization of intangible assets	2,600	6,600	(4,000)
Operating and Other Expense	$83,698	$88,056	$(4,358)

Net Income/(Loss)	$46,856	$(183,273)	$230,129
Less Preferred Stock Dividend Requirement	$16,437	$16,438	$(1)
Net Income/(Loss) Available to Common Stock and Participating Securities	$30,419	$(199,711)	$230,130

Basic Earnings/(Loss) per Common Share	$0.30	$(1.91)	$2.21
Diluted Earnings/(Loss) per Common Share	$0.29	$(1.91)	$2.20

General

For the six months ended June 30, 2023, we had net income available to our common stock and participating securities of $30.4 million, or $0.30 per basic common share and $0.29 per diluted common share, compared to a net loss available to our common stock and participating securities of $(199.7) million, or $(1.91) per basic and diluted common share, for the six months ended June 30, 2022. The increase in net income available to common stock and participating securities primarily reflects higher Other income, which increased by $230.9 million to $47.0 million for the current period, compared to a Other loss, net of $(184.0) million for the prior year period. The increase in Other income was primarily driven by lower mark-to-market losses in the current period on our residential whole loans that are measured at fair value through earnings, partially offset by lower net gains on derivatives used for risk management purposes and unrealized losses on securitized debt, compared to gains in the prior period. Higher Other income was partially offset by lower net interest income, which decreased by $31.8 million from the prior six month period, primarily due to higher funding costs associated with our financing arrangements given the impact of significantly higher interest rates over the past twelve months, partially offset by higher asset yields earned on our residential whole loans portfolio and higher amounts invested in our residential mortgage asset portfolio. In addition, for the six months ended June 30, 2022, we recorded a Provision for Credit Losses on Other Assets of $28.6 million, reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022.

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

For the six months ended June 30, 2023, our net interest spread and margin were 1.94% and 2.82%, respectively, compared to a net interest spread and margin of 1.65% and 2.37%, respectively, for the six months ended June 30, 2022. Our net interest income decreased by $31.8 million, or 27.5%, to $83.9 million for the six months ended June 30, 2023 compared to net interest income of $115.6 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, net interest income includes lower net interest income from our residential whole loan portfolio of $38.5 million compared to the six months ended June 30, 2022, primarily due to higher rates paid on our financing agreement borrowings partially offset by higher asset yields and higher amounts invested in the loan portfolio. Net interest income for the six months ended June 30, 2023 also includes lower net interest income from our Securities, at fair value portfolio of approximately $1.3 million and approximately $8.5 million of additional interest income from cash and other interest earning assets compared to the six months ended June 30, 2022.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2023 and 2022.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,412,755	$247,558	5.89%	$8,244,026	$201,820	4.90%
Securities, at fair value	426,894	17,256	8.08	209,129	10,569	10.11
Cash and cash equivalents (2)	473,708	6,768	2.86	474,714	426	0.18
Other interest-earning assets	61,812	4,973	16.09	56,853	2,855	10.04
Total interest-earning assets	9,375,169	276,555	5.90	8,984,722	215,670	4.80

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,146,920	$109,862	6.94%	$3,778,304	$53,024	2.79%
Securitized debt (4)	3,934,185	74,902	3.81	2,932,134	39,146	2.66
Convertible Senior Notes	228,152	7,917	6.94	226,754	7,868	6.94
Total interest-bearing liabilities	7,309,257	192,681	5.26	6,937,192	100,038	2.87
Net interest income/net interest rate spread (5)		83,874	0.64		115,632	1.93
Impact of net Swap carry (6)		47,782	1.30		(9,801)	(0.28)
Net interest rate spread (including the impact of Swaps)		$131,656	1.94%		$105,831	1.65%
Net interest-earning assets/net interest margin (7)	$2,065,912		2.82%	$2,047,530		2.37%

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

	Six Months Ended June 30, 2023
	Compared to
	Six Months Ended June 30, 2022
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$4,207	$41,531	$45,738
Securities, at fair value	7,385	(698)	6,687
Cash and cash equivalents	—	6,342	6,342
Other interest-earning assets	268	1,850	2,118
Total net change in income of interest-earning assets	$11,860	$49,025	$60,885

Interest-bearing liabilities:
Residential whole loan financing agreements	$(13,841)	$62,197	$48,356
Securities, at fair value repurchase agreements	3,285	4,688	7,973
REO financing agreements	22	487	509
Securitized debt	15,786	19,970	35,756
Convertible Senior Notes and Senior Notes	49	—	49
Total net change in expense of interest-bearing liabilities	$5,301	$87,342	$92,643
Net change in net interest income	$6,559	$(38,317)	$(31,758)

The following table presents the components of the net interest spread earned on our Residential whole loans for the periods presented:

	Six Months Ended
	June 30, 2023	June 30, 2022
Purchased Performing Loans
Net Yield (1)	5.52%	4.19%
Cost of Funding (2)	3.96%	3.02%
Net Interest Spread	1.56%	1.17%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.60%	6.82%
Cost of Funding (2)	2.11%	3.02%
Net Interest Spread	4.49%	3.80%

Purchased Non-Performing Loans
Net Yield (1)	9.27%	9.62%
Cost of Funding (2)	3.53%	3.21%
Net Interest Spread	5.74%	6.41%

Total Residential Whole Loans
Net Yield (1)	5.89%	4.90%
Cost of Funding (2)	3.82%	3.04%
Net Interest Spread	2.07%	1.86%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps, and accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the period ended June 30, 2023, this decreased the overall funding cost by 135 basis points for our Residential whole loans, 137 basis points for our Purchased Performing Loans, 189 basis points for our Purchased Credit Deteriorated Loans, and 82 basis points for our Purchased Non-Performing Loans. For the period ended June 30, 2022, this increased the overall funding cost by 30 basis points for our Residential whole loans, 28 basis points for our Purchased Performing Loans, 50 basis points for our Purchased Credit Deteriorated Loans, and 34 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the periods presented:

	Securities, at fair value
Six Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread
June 30, 2023	8.08%	4.38%	3.70%
June 30, 2022	10.11	2.13	7.98
(1)Reflects annualized interest income divided by average amortized cost.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above for the six months ended June 30, 2023 includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the six months ended June 30, 2023, this decreased the overall funding cost by 125 basis points for our Securities, at fair value. Periods prior to the quarter ended March 31, 2023 were not impacted as there was no allocation of net swap carry to the financing of our Securities, at fair value for those periods.

Interest Income

Interest income on our residential whole loans for the six months ended June 30, 2023 increased by $45.7 million, or 22.7%, to $247.6 million, compared to $201.8 million for the six months ended June 30, 2022. This increase primarily reflects an increase in the yield to 5.89% for the six months ended June 30, 2023 from 4.90% for the six months ended June 30, 2022, and a $168.7 million increase in the average balance of this portfolio to $8.4 billion for the six months ended June 30, 2023 from $8.2 billion for the six months ended June 30, 2022.

Interest income on our Securities, at fair value portfolio for the six months ended June 30, 2023 increased by $6.7 million to $17.3 million from $10.6 million for the six months ended June 30, 2022. This increase primarily reflects an increase in the average amortized cost of the portfolio of $217.8 million due to purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 8.08% for the six months ended June 30, 2023, compared to 10.11% for the six months ended June 30, 2022.

Interest Expense

Our interest expense for the six months ended June 30, 2023 increased by $92.6 million, or 92.6%, to $192.7 million, from $100.0 million for the six months ended June 30, 2022.  This increase primarily reflects an increase in financing rates on our financing agreements and higher overall average balances of our financing agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the six months ended June 30, 2023, we recorded a provision for credit losses on residential whole loans held at carrying value of $281,000 compared to a reversal of provision for credit losses of $1.7 million for the six months ended June 30, 2022. The provision recorded in the current period primarily reflects the impact of loan charge-offs, partially offset by the run-off of loans held at carrying value. The prior period reversal primarily reflects run-off of loans held at carrying value and adjustments to certain economic and loan prepayment speeds used in our credit loss forecasts.

Provision for Credit Losses on Other Assets

For the six months ended June 30, 2022, we recorded a provision for credit losses on Other Assets of $28.6 million, reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022.

Other Income/(Loss), net

For the six months ended June 30, 2023, Other Income, net was $47.0 million, compared to an Other Loss, net of $184.0 million for the six months ended June 30, 2022.  The components of Other Income/(Loss), net for the six months ended June 30, 2023 and 2022 are summarized in the table below:

	Six Months Ended June 30,
(In Thousands)	2023	2022
Net loss on residential whole loans measured at fair value through earnings	$(1,529)	(506,116)
Impairment and other net loss on securities and other portfolio investments	(1,638)	(15,747)
Net gain on real estate owned	6,095	15,917
Net gain on derivatives used for risk management purposes	39,243	141,905
Net (loss)/gain on securitized debt measured at fair value through earnings	(24,331)	148,690
Lima One - origination, servicing and other fee income	20,453	25,167
Other, net	8,668	6,220
Other Income/(Loss), net	$46,961	$(183,964)

Operating and Other Expense

During the six months ended June 30, 2023, we had compensation and benefits and other general and administrative expenses of $64.0 million, compared to $57.8 million for the six months ended June 30, 2022.  Compensation and benefits expense increased $3.8 million to $42.4 million for the six months ended June 30, 2023, compared to $38.6 million for the six months ended June 30, 2022, primarily reflecting higher salary expense and an increase in long-term incentive compensation, partially offset by lower sales commission expense at Lima One, consistent with lower origination volumes in the current period. Our other general and administrative expenses increased by $2.4 million to $21.6 million for the six months ended June 30, 2023, compared to $19.2 million for the six months ended June 30, 2022, primarily reflecting higher costs associated with deferred compensation to Directors in the current period, which were impacted by changes in our stock price, the impact of higher depreciation and other costs in the current period primarily related to furniture and fixtures and IT infrastructure at our corporate offices, partially offset by lower tax provisions and state tax expense as well as lower professional service costs.

Operating and Other Expense during the six months ended June 30, 2023 also includes $17.1 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $6.5 million, or 27.5%, primarily due to lower expenses recognized related to loan securitization activities, lower servicing fees, diligence and other costs associated with acquiring loans and lower non-recoverable advances on our REO portfolio.

In addition, Other expenses for the six months ended June 30, 2023 and 2022 also includes $2.6 million and $6.6 million, respectively, of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)		Recourse Leverage Multiple (6)
June 30, 2023	1.00%	4.68%	2.33	21.39%	3.9		1.9
June 30, 2022	(1.94)	(7.64)	—	25.46	3.3	1.9	1.8
(1)Reflects annualized net income divided by average total assets. For the six months ended June 30, 2022, the amount calculated reflects net income divided by average total assets.
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

The following table provides a reconciliation of our GAAP net (loss)/income used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
GAAP Net (loss)/income used in the calculation of basic EPS	$(34,265)	$64,407	$(1,647)	$(63,410)	$(108,760)

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	130,703	(129,174)	68,828	291,818	218,181
Securities held at fair value	3,698	(2,931)	383	(1,549)	1,459
Interest rate swaps	(37,018)	40,747	12,725	(108,917)	(31,767)
Securitized debt held at fair value	(30,908)	48,846	(44,988)	(100,767)	(84,348)
Investments in loan origination partners	872	—	8,526	2,031	39,162
Expense items:
Amortization of intangible assets	1,300	1,300	1,300	1,300	3,300
Equity based compensation	3,932	3,020	2,480	2,673	3,540
Securitization-related transaction costs	2,071	4,602	1,744	5,014	6,399
Total adjustments	74,650	(33,590)	50,998	91,603	155,926
Distributable earnings	$40,385	$30,817	$49,351	$28,193	$47,166

GAAP (loss)/earnings per basic common share	$(0.34)	$0.63	$(0.02)	$(0.62)	$(1.06)
Distributable earnings per basic common share	$0.40	$0.30	$0.48	$0.28	$0.46
Weighted average common shares for basic earnings per share	101,915	101,900	101,800	101,795	102,515

Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
June 30, 2023	2.05%	9.79%	0.88
March 31, 2023	1.68	7.73	1.17
December 31, 2022	2.45	11.34	0.73
September 30, 2022	1.53	6.79	1.57
June 30, 2022	2.33	9.60	0.96

(1)Reflects annualized Distributable earnings before preferred dividends divided by average total assets.
(2)Reflects annualized Distributable earnings before preferred dividends divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by Distributable earnings per share.

Segment Reporting (using Distributable earnings)

The following table presents our non-GAAP Distributable earnings by segment for the quarterly period below:

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended June 30, 2023
GAAP Net (loss)/income used in the calculation of basic EPS	$(5,539)	$118	$(28,844)	$(34,265)

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	97,459	33,244	—	130,703
Securities held at fair value	3,698	—	—	3,698
Interest rate swaps	(27,903)	(9,115)	—	(37,018)
Securitized debt held at fair value	(21,756)	(9,152)	—	(30,908)
Investments in loan origination partners	—	—	872	872
Expense items:
Amortization of intangible assets	—	1,300	—	1,300
Equity based compensation	—	130	3,802	3,932
Securitization-related transaction costs	—	—	2,071	2,071
Total adjustments	$51,498	$16,407	$6,745	$74,650
Distributable earnings	$45,959	$16,525	$(22,099)	$40,385

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended March 31, 2023
GAAP Net income/(loss) used in the calculation of basic EPS	$76,153	$20,215	$(31,961)	$64,407

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	(95,509)	(33,665)	—	(129,174)
Securities held at fair value	(2,931)	—	—	(2,931)
Interest rate swaps	30,870	9,877	—	40,747
Securitized debt held at fair value	32,580	16,266	—	48,846
Investments in loan origination partners	—	—	—	—
Expense items:
Amortization of intangible assets	—	1,300	—	1,300
Equity based compensation	—	127	2,893	3,020
Securitization-related transaction costs	—	—	4,602	4,602
Total adjustments	$(34,990)	$(6,095)	$7,495	$(33,590)
Distributable earnings	$41,163	$14,120	$(24,466)	$30,817

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
GAAP Total Stockholders’ Equity	$1,944.8	$2,018.6	$1,988.8	$2,033.9	$2,146.4
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,469.8	1,543.6	1,513.8	1,558.9	1,671.4
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	(58.3)	(33.9)	(70.2)	(58.2)	9.5
Fair value adjustment to Securitized debt, at carrying value	129.8	122.4	139.7	109.6	75.4

Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,541.3	$1,632.1	$1,583.3	$1,610.3	$1,756.3

GAAP book value per common share	$14.42	$15.15	$14.87	$15.31	$16.42
Economic book value per common share	$15.12	$16.02	$15.55	$15.82	$17.25
Number of shares of common stock outstanding	101.9	101.9	101.8	101.8	101.8

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, at June 30, 2023, we had approximately 2.0 million shares of common stock available for issuance pursuant to our Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or DRSPP) shelf registration statement. During the six months ended June 30, 2023, we issued 6,666 shares of common stock through our DRSPP, raising net proceeds of approximately $74,000.

During the six months ended June 30, 2023, we did not repurchase any share of common stock through the stock repurchase program. At June 30, 2023, approximately $202.5 million remained available under the current Board authorization for the purchase of common stock under our stock repurchase program.

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

Financing Agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of June 30, 2023, we had $2.4 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $5.2 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders, and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At June 30, 2023, we had unused financing capacity of approximately $1.5 billion across our financing arrangements for all collateral types.

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

At June 30, 2023, we had a total of $3.9 billion of residential whole loans and securities and $19.6 million of restricted cash pledged to our financing counterparties. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2023	$3,148,269	$3,370,327	$3,370,327	$3,924,422	$3,969,274	$4,043,482
March 31, 2023	3,145,555	3,042,802	3,189,587	3,680,042	3,830,309	3,838,654
December 31, 2022	3,147,303	3,226,651	3,226,651	3,842,757	3,357,590	3,855,013
September 30, 2022	3,351,046	3,229,640	3,411,200	3,643,872	3,832,311	3,832,311
June 30, 2022	3,638,476	3,530,510	3,761,049	3,170,406	3,374,716	3,374,716

(1)The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019.

Cash Flows and Liquidity for the Six Months Ended June 30, 2023

Our cash, cash equivalents and restricted cash increased by $9.3 million during the six months ended June 30, 2023, reflecting:  $692.2 million used in our investing activities, $636.4 million provided by our financing activities and $65.1 million provided by our operating activities.

At June 30, 2023, our debt-to-equity multiple was 3.9 times compared to 3.5 times at December 31, 2022. Our recourse leverage multiple at June 30, 2023 was 1.9 times compared to 1.8 times at December 31, 2022. At June 30, 2023, we had borrowings under asset-backed financing agreements of $3.4 billion, of which $2.9 billion were secured by residential whole loans, $464.1 million were secured by securities and $28.7 million were secured by REO. In addition, at June 30, 2023, we had securitized debt of $4.0 billion in connection with our loan securitization transactions. At December 31, 2022, we had borrowings under asset-backed financing agreements of $3.2 billion, of which $3.1 billion were secured by residential whole loans, $111.7 million were secured by securities and $25.5 million were secured by REO. In addition, at December 31, 2022, we had securitized debt of $3.4 billion in connection with our loan securitization transactions.

During the six months ended June 30, 2023, $692.2 million was used in our investing activities.  We utilized $1.3 billion for acquisitions and origination of residential whole loans, loan related investments and capitalized advances and $383.7 million for acquisitions of securities. During the six months ended June 30, 2023, we received $695.0 million of principal payments on residential whole loans and loan related investments, $262.7 million of proceeds from the sale of residential whole loans, and $66.2 million of proceeds on sales of REO.  In addition, during the six months ended June 30, 2023, we received cash proceeds of $15.8 million from principal payments on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
June 30, 2023	$5,982	$2,909	$8,891	$5,328	$(3,563)
March 31, 2023	676	2,965	3,641	6,529	2,888
December 31, 2022	—	12,121	12,121	13,629	1,508
September 30, 2022	—	4,784	4,784	12,291	7,507
June 30, 2022	—	18,985	18,985	—	(18,985)

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of June 30, 2023.

During the six months ended June 30, 2023, we paid $71.5 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $16.4 million on our preferred stock. On June 15, 2023, we declared our second quarter 2023 dividend on our common stock of $0.35 per share; on July 31, 2023, we paid this dividend, which totaled approximately $35.8 million, including dividend equivalents of approximately $119,000.

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

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio at June 30, 2023. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at June 30, 2023.

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$(137,971)	0.96%	(1.45)%
+ 50 Basis Point Increase	$(63,237)	0.35%	(0.67)%
Actual at June 30, 2023	$—	—%	—%
- 50 Basis Point Decrease	$51,741	0.11%	0.55%
-100 Basis Point Decrease	$91,984	(1.31)%	0.97%

(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our Swaps, securitized debt, and other fixed-rate debt.
(3)Includes the impact of the net carry on our Swaps.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2023. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At June 30, 2023, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on assets purchased at a premium and discount accretion on assets purchased at a discount and in the reinvestment of principal repayments in lower yielding assets. As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At June 30, 2023, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.19 which is the weighted average of 3.62 for our Residential whole loans, 2.60 for our Securities investments, (2.67) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.01 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.48), which is the weighted average of (0.52) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (0.70) for our Securities and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

The following table presents certain information about our Residential whole loans at June 30, 2023:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans		Purchased Non-Performing Loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$7,305,168	$246,464	$365,515	$82,851	$520,005	$139,966	$8,659,969
Unpaid principal balance (UPB)	$7,191,512	$242,524	$417,556	$111,287	$596,291	$228,998	$8,788,168
Weighted average coupon (1)	6.3%	6.0%	4.8%	4.7%	5.1%	5.0%	5.8%
Weighted average term to maturity (months)	257	337	261	313	258	319	256
Weighted average LTV (2)	64.5%	86.5%	50.7%	105.2%	50.7%	109.7%	65.2%
Loans 90+ days delinquent (UPB)	$163,443	$7,238	$50,610	$24,208	$160,434	$90,042	$495,975

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $296.1 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at June 30, 2023:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	29.8%
Florida	12.5%
Texas	6.3%
Georgia	4.7%
New York	4.5%

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

At June 30, 2023, we had access to various sources of liquidity, including $329.4 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at June 30, 2023, we had $49.0 million of unencumbered residential whole loans.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2023, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2023. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
At June 30, 2023, approximately $202.5 million remained available under the current authorization for the purchase of our common stock under the stock repurchase program.

We engaged in no share repurchase activity during the second quarter of 2023 pursuant to the stock repurchase program nor did we withhold any restricted shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to satisfy tax and payroll withholding obligations resulting from the vesting and settlement of restricted stock awards and/or restricted stock units (RSUs).

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

Exhibit	Description

3.1	Amended and Restated Bylaws of the Company (as amended and restated through April 18, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 21, 2023 (Commission File No. 1-13991)).

10.1	Equity Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated June 8, 2023, filed by the Company pursuant to the Exchange Act (Commission File No. 1-13991)).
31.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022; (ii) our Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2023 and 2022; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2023 and 2022; (v) our Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and 2022; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2023	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer