Form 10-Q
period 2023-09-30
MFA FINANCIAL, INC.
filed 2023-11-07
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023

or
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

101,915,797 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 31, 2023.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Residential whole loans, net ($6,846,570 and $5,727,524 held at fair value, respectively) (1)(2)	$8,424,216	$7,518,739
Securities, at fair value (2)	723,959	333,364
Cash and cash equivalents	300,089	334,183
Restricted cash	153,449	159,898
Other assets (2)	503,087	766,221
Total Assets	$10,104,800	$9,112,405

Liabilities:
Financing agreements ($4,438,676 and $3,898,744 held at fair value, respectively)	$8,037,973	$6,812,086
Other liabilities	218,311	311,470
Total Liabilities	$8,256,284	$7,123,556

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 101,916 and 101,802 shares issued and outstanding, respectively	1,019	1,018
Additional paid-in capital, in excess of par	3,695,406	3,684,291
Accumulated deficit	(1,862,452)	(1,717,991)
Accumulated other comprehensive income	14,353	21,341
Total Stockholders’ Equity	$1,848,516	$1,988,849
Total Liabilities and Stockholders’ Equity	$10,104,800	$9,112,405

(1)Includes approximately $5.1 billion and $4.0 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at September 30, 2023 and December 31, 2022, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2023	2022	2023	2022
Interest Income:
Residential whole loans	$140,538	$114,415	$388,096	$316,235
Securities, at fair value	11,945	5,612	29,201	16,181
Other interest-earning assets	2,587	2,216	7,560	5,071
Cash and cash equivalent investments	4,095	1,629	10,863	2,055
Interest Income	$159,165	$123,872	$435,720	$339,542

Interest Expense:
Asset-backed and other collateralized financing arrangements	$109,088	$67,636	$293,852	$159,806
Other interest expense	3,936	3,943	11,853	11,811
Interest Expense	$113,024	$71,579	$305,705	$171,617

Net Interest Income	$46,141	$52,293	$130,015	$167,925

Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	$1,258	$(588)	$977	$1,106
Provision for Credit Losses on Other Assets	—	—	—	(28,579)
Net Interest Income after Provision for Credit Losses	$47,399	$51,705	$130,992	$140,452

Other (Loss)/Income, net:
Net loss on residential whole loans measured at fair value through earnings	$(132,894)	$(291,818)	$(134,423)	$(797,934)
Impairment and other net loss on securities and other portfolio investments	(14,161)	(411)	(15,799)	(16,159)
Net gain on real estate owned	2,409	3,861	8,504	19,777
Net gain on derivatives used for risk management purposes	34,860	111,816	74,103	253,721
Net gain on securitized debt measured at fair value through earnings	36,431	98,858	12,100	247,548
Lima One - origination, servicing and other fee income	12,109	12,372	32,562	37,539
Other, net	1,854	1,131	10,522	7,353
Other Loss, net	$(59,392)	$(64,191)	$(12,431)	$(248,155)

Operating and Other Expense:
Compensation and benefits	$24,051	$21,063	$66,452	$59,679
Other general and administrative expense	10,605	8,812	32,165	28,016
Loan servicing, financing and other related costs	8,989	11,357	26,126	34,993
Amortization of intangible assets	800	1,300	3,400	7,900
Operating and Other Expense	$44,445	$42,532	$128,143	$130,588

Net (Loss)/Income	$(56,438)	$(55,018)	$(9,582)	$(238,291)
Less Preferred Stock Dividend Requirement	$8,219	$8,218	$24,656	$24,656
Net (Loss)/Income Available to Common Stock and Participating Securities	$(64,657)	$(63,236)	$(34,238)	$(262,947)

Basic (Loss)/Earnings per Common Share	$(0.64)	$(0.62)	$(0.34)	$(2.54)
Diluted (Loss)/Earnings per Common Share	$(0.64)	$(0.62)	$(0.34)	$(2.54)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Net loss	$(56,438)	$(55,018)	$(9,582)	$(238,291)
Other Comprehensive Income/(Loss):
Unrealized gains/(losses) on securities available-for-sale	933	(5,851)	(6,988)	(15,765)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	1,255
Other Comprehensive Income/(Loss)	933	(5,851)	(6,988)	(14,510)
Comprehensive loss before preferred stock dividends	$(55,505)	$(60,869)	$(16,570)	$(252,801)
Dividends required on preferred stock	(8,219)	(8,218)	(24,656)	(24,656)
Comprehensive Loss Available to Common Stock and Participating Securities	$(63,724)	$(69,087)	$(41,226)	$(277,457)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2023
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	11,000	$110	8,000	$80	101,802	$1,018	$3,684,291	$(1,717,991)	$21,341	$1,988,849
Net income	—	—	—	—	—	—	—	72,784	—	72,784
Issuance of common stock, net of expenses	—	—	—	—	168	1	17	—	—	18
Repurchase of shares of common stock (1)	—	—	—	—	(58)	—	(599)	—	—	(599)
Equity based compensation expense	—	—	—	—	—	—	3,019	—	—	3,019
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	557	(932)	—	(375)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,669)	—	(35,669)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—		—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(86)	—	(86)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,116)	(1,116)
Balance at March 31, 2023	11,000	$110	8,000	$80	101,912	$1,019	$3,687,285	$(1,690,113)	$20,225	$2,018,606
Net loss	—	—	—	—	—	—	—	(25,928)	—	(25,928)
Issuance of common stock, net of expenses	—	—	—	—	4	—	16	—	—	16
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	3,932	—	—	3,932
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,044)	—	(1,044)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,671)	—	(35,671)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(118)	—	(118)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(6,805)	(6,805)
Balance at June 30, 2023	11,000	$110	8,000	$80	101,916	$1,019	$3,691,233	$(1,761,093)	$13,420	$1,944,769
Net loss	—	—	—	—	—	—	—	(56,438)	—	(56,438)
Issuance of common stock, net of expenses	—	—	—	—	—	—	(20)	—	—	(20)
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	4,193	—	—	4,193
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(912)	—	(912)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,671)	—	(35,671)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(119)	—	(119)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	933	933
Balance at September 30, 2023	11,000	$110	8,000	$80	101,916	$1,019	$3,695,406	$(1,862,452)	$14,353	$1,848,516
(1)  For the nine months ended September 30, 2023 includes approximately $600,000 (58,505 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
			Nine Months Ended September 30, 2022
	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In Thousands, Except Per Share Amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	11,000	$110	8,000	$80	108,138	$1,082	$3,775,482	$(1,279,484)	$45,578	$2,542,848
Net loss	—	—	—	—	—	—	—	(82,906)	—	(82,906)
Issuance of common stock, net of expenses	—	—	—	—	150	1	485	—	—	486
Repurchase of shares of common stock (1)	—	—	—	—	(3,252)	(33)	(55,709)	—	—	(55,742)
Equity based compensation expense	—	—	—	—	—	—	2,642	—	—	2,642
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	74	(150)	—	(76)
Dividends declared on common stock ($0.440 per share)	—	—	—	—	—	—	—	(46,215)	—	(46,215)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(141)	—	(141)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(4,977)	(4,977)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	1,255	1,255
Balance at March 31, 2022	11,000	$110	8,000	$80	105,036	$1,050	$3,722,974	$(1,417,115)	$41,856	$2,348,955
Net loss	—	—	—	—	—	—	—	(100,367)	—	(100,367)
Issuance of common stock, net of expenses	—	—	—	—	38	1	552	—	—	553
Repurchase of shares of common stock (1)	—	—	—	—	(3,281)	(33)	(47,479)	—	—	(47,512)
Equity based compensation expense	—	—	—	—	—	—	3,540	—	—	3,540
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(509)	(153)	—	(662)
Dividends declared on common stock ($0.44 per share)	—	—	—	—	—	—	—	(44,789)	—	(44,789)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(174)	—	(174)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(4,937)	(4,937)
Balance at June 30, 2022	11,000	$110	8,000	$80	101,793	$1,018	$3,679,078	$(1,570,817)	$36,919	$2,146,388
Net income	—	—	—	—	—	—	—	(55,018)	—	(55,018)
Issuance of common stock, net of expenses	—	—	—	—	4	—	33	—	—	33
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	2,673	—	—	2,673
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,110)	—	(1,110)
Dividends declared on common stock ($0.44 per share)	—	—	—	—	—	—	—	(44,791)	—	(44,791)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(174)	—	(174)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(5,851)	(5,851)
Balance at September 30, 2022	11,000	$110	8,000	$80	101,797	$1,018	$3,681,784	$(1,680,129)	$31,068	$2,033,931

(1)  For the nine months ended September 30, 2022 includes approximately $1.0 million (56,690 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
(In Thousands)	2023	2022

Cash Flows From Operating Activities:
Net income/(loss)	$(9,582)	$(238,291)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net (gain)/loss on residential whole loans	134,423	789,858
Impairment and other net (gain)/loss on securities and other portfolio investments, net	15,142	16,155
Net gain on real estate owned	(8,380)	(19,324)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	(14,650)	(12,054)
Provision for credit losses on residential whole loans and other assets	1,363	26,203
Net loss/(gain) on derivatives used for risk management purposes	(3,571)	(260,624)
Net loss/(gain) on securitized debt measured at fair value through earnings	(22,291)	(247,970)
Net margin (paid)/received for derivatives used for risk management purposes	68,337	215,149
Net other non-cash losses included in net income	21,093	23,498
(Increase)/decrease in other assets	(88,645)	60,810
Increase/(decrease) in other liabilities	11,683	(4,764)
Net cash provided by operating activities	$104,922	$348,646

Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(2,151,734)	$(2,699,331)
Proceeds from sales of residential whole loans	264,935	—
Principal payments on residential whole loans and loan related investments	1,070,744	1,536,863
Purchases of securities	(535,658)	—
Proceeds from sales of securities and other assets	5,067	15,660
Principal payments on securities	26,739	3,427
Proceeds from sales of real estate owned	92,410	105,151
Other investing activities	(12,883)	10,546
Net cash used in investing activities	$(1,240,380)	$(1,027,684)

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(1,988,935)	$(2,745,242)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	2,128,152	2,307,260
Principal payments on other collateralized financing agreements	(1,412,363)	(1,655,260)
Proceeds from borrowings under other collateralized financing agreements	2,520,218	3,248,756
Payment made for other collateralized financing agreement related costs	(9,891)	(14,646)
Redemption of convertible senior notes	(10,309)	—
Proceeds from issuances of common stock	13	1,156
Payments made for the repurchase of common stock through the stock repurchase program	—	(102,311)
Dividends paid on preferred stock	(24,656)	(24,656)
Dividends paid on common stock and dividend equivalents	(107,314)	(139,070)
Net cash provided by financing activities	$1,094,915	$875,987
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(40,543)	$196,949
Cash, cash equivalents and restricted cash at beginning of period	$494,081	$404,447
Cash, cash equivalents and restricted cash at end of period	$453,538	$601,396

Supplemental Disclosure of Cash Flow Information
Interest paid	$293,887	$151,747

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$66,171	$61,875
Dividends and dividend equivalents declared and unpaid	$35,789	$44,964

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2023 and results of operations for all periods presented have been made.  The results of operations for the three and nine months ended September 30, 2023 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas: impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), certain securities designated as available-for- sale (“AFS”) (see Note 4) and certain Other assets (see Note 5), valuation of Securities, at fair value (see Notes 4 and 13), income recognition and valuation of residential whole loans (see Notes 3 and 13), valuation of financing agreements (Notes 6 and 13), and valuation of derivative instruments (see Notes 5(e) and 13). In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 8).  Actual results could differ from those estimates.

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
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $300.1 million and $334.2 million, respectively. At September 30, 2023, the Company had $160.9 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2022, the Company had $267.1 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, interest rate swap agreements (“Swaps”) and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements and/or Swaps.  The Company had aggregate restricted cash of $153.4 million and $159.9 million at September 30, 2023 and December 31, 2022, respectively (see Notes 5(e), 6 and 13).

(f)  Goodwill & Intangible Assets

At September 30, 2023 and December 31, 2022, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $8.8 million and $12.2 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through September 30, 2023, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

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
SEPTEMBER 30, 2023
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

(j)  Financing Agreements

The Company finances the majority of its residential mortgage assets with financing agreements that include securitized debt, repurchase agreements and other forms of collateralized financing.  Under repurchase agreements, the Company sells assets to a lender and agrees to repurchase the same assets in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as sale and repurchase transactions, the Company accounts for repurchase agreements as secured borrowings. Under its repurchase agreements and other forms of collateralized financing, the Company pledges its assets as collateral to secure the borrowing, in an amount which is equal to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan including any accrued interest and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional assets or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the assets pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  The Company also may make margin calls on counterparties when collateral values increase.

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

The Company has elected the fair value option on certain of its financing agreements. These agreements are reported at their fair value, with changes in fair value being recorded in earnings each period (or other comprehensive income, to the extent the change results from a change in instrument specific credit risk), as further detailed in Note 6. Interest expense on such financing agreements is recorded based on the current stated interest rate and outstanding principal balance in effect for the related agreement.

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
SEPTEMBER 30, 2023
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

Swaps

The Company has entered into Swaps that are not designated as hedges for accounting purposes. Changes in the fair value of the Company’s Swaps not designated in hedging transactions are recorded in Other income, net on the Company’s consolidated statements of operations (see Note 5(e)).

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
SEPTEMBER 30, 2023
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

(r) Contingencies

Lima One has reached agreement, or is in the process of reaching agreement, on certain state and local governmental incentives, in connection with its agreement to lease new office space for its headquarters in Greenville, SC based on certain anticipated capital expenditures and anticipated job creation. These incentives are generally recognized when there is reasonable assurance that the incentive will be received and that the Company will comply with the conditions specified in the

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
related agreement. These incentives have commitment terms of up to ten years and may be subject to clawback if the commitments are not fulfilled. No material amounts related to any incentives have been recognized through September 30, 2023.

(s)  New Accounting Standards and Interpretations

As of September 30, 2023, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in 2023.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at September 30, 2023 and December 31, 2022 are approximately $8.4 billion and $7.5 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for Purchased Non-performing Loans.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at September 30, 2023 and December 31, 2022:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Purchased Performing Loans:
Non-QM loans	$873,790	$987,282	$2,700,473	$2,372,548	$3,574,263	$3,359,830
Transitional loans (1)	37,946	75,188	2,059,655	1,342,032	2,097,601	1,417,220
Single-family rental loans	182,879	210,833	1,333,484	1,165,741	1,516,363	1,376,574
Seasoned performing loans	72,675	82,932	—	—	72,675	82,932
Agency eligible investor loans	—	—	53,148	51,094	53,148	51,094
Total Purchased Performing Loans	$1,167,290	$1,356,235	$6,146,760	$4,931,415	$7,314,050	$6,287,650

Purchased Credit Deteriorated Loans	$438,913	$470,294	$—	$—	$438,913	$470,294

Allowance for Credit Losses	$(28,557)	$(35,314)	$—	$—	$(28,557)	$(35,314)

Purchased Non-Performing Loans	$—	$—	$699,810	$796,109	$699,810	$796,109

Total Residential Whole Loans	$1,577,646	$1,791,215	$6,846,570	$5,727,524	$8,424,216	$7,518,739

Number of loans	6,493	7,126	18,639	16,717	25,132	23,843
(1)As of September 30, 2023 includes $1.1 billion of loans collateralized by one-to-four family residential properties, including $415.9 million of loans collateralized by new construction projects at origination, and $1.0 billion of Transitional loans collateralized by multi-family properties. As of December 31, 2022 includes $784.9 million of loans collateralized by one-to-four family residential properties, including $283.1 million of loans collateralized by new construction projects at origination, and $632.3 million of Transitional loans collateralized by multi-family properties.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

The following table presents additional information regarding the Company’s Residential whole loans at September 30, 2023 and December 31, 2022:
September 30, 2023

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Delinquency %
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,570,184	$3,963,235	5.60%	346	65%	735	$3,808,303	$68,171	$23,230	$63,531	2.2%
Transitional loans (1)	2,095,083	2,105,552	8.89	11	64	746	1,989,050	25,717	15,771	75,014	4.3
Single-family rental loans	1,515,032	1,667,902	6.16	321	68	737	1,586,313	17,947	28,249	35,393	3.8
Seasoned performing loans	72,647	79,751	4.38	145	28	725	75,016	1,271	911	2,553	4.3
Agency eligible investor loans	53,148	68,472	3.44	335	66	757	68,244	—	—	228	0.3
Total Purchased Performing Loans	7,306,094	$7,884,912	6.56%	249							3.1%

Purchased Credit Deteriorated Loans	$418,312	$517,611	4.79%	270	59%	N/A	$389,166	$41,615	$14,018	$72,812	16.8%

Purchased Non-Performing Loans	$699,810	$798,902	5.17%	272	63%	N/A	$449,936	$95,456	$28,310	$225,200	31.7%

Residential whole loans, total or weighted average	$8,424,216	$9,201,425	5.87%	244							6.4%

December 31, 2022

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Delinquency %
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,352,471	$3,671,468	5.13%	351	65%	733	$3,520,671	$56,825	$32,253	$61,719	2.6%
Transitional loans (1)	1,411,997	1,431,692	7.78	12	66	746	1,348,815	6,463	2,234	74,180	5.3%
Single-family rental loans	1,375,297	1,485,967	5.74	324	69	737	1,442,095	8,431	7,978	27,463	2.4%
Seasoned performing loans	82,884	90,843	3.31	151	30	714	84,514	993	937	4,399	5.9%
Agency eligible investor loans	51,094	61,816	3.44	344	68	757	61,816	—	—	—	—%
Total Purchased Performing Loans	6,273,743	$6,741,786	5.78%	271							3.1%

Purchased Credit Deteriorated Loans	$448,887	$554,907	4.66%	277	63%	N/A	$403,042	$48,107	$16,270	$87,488	18.7%

Purchased Non-Performing Loans	$796,109	$884,257	5.01%	277	68%	N/A	$444,045	$89,623	$40,554	$310,035	39.6%

Residential whole loans, total or weighted average	$7,518,739	$8,180,950	5.64%	272							8.1%

(1) As of September 30, 2023 Transitional loans includes $1.0 billion of loans collateralized by multi-family properties with a weighted average term to maturity of 15 months and a weighted average LTV ratio of 64%. As of December 31, 2022, Transitional loans includes $632.3 million of loans collateralized by multi-family properties with a weighted average term to maturity of 18 months and a weighted average LTV ratio of 73%.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(3)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $423.6 million and $223.2 million at September 30, 2023 and December 31, 2022, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69% and 70% at September 30, 2023 and December 31, 2022, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful. 60+ LTV has been calculated on a consistent basis.
(4)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.

During the three months ended December 31, 2022, Agency eligible investor loans with an unpaid principal balance of $337.8 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses of $72.3 million. In addition, in the fourth quarter of 2022, the Agency eligible investor loan securitizations were deconsolidated from the Company’s financial statements which resulted in the de-recognition of Agency eligible investor loans with an unpaid principal balance of $598.0 million. No Residential whole loans were sold during the nine months ended September 30, 2023 and 2022.

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Nine Months Ended September 30, 2023
(Dollars In Thousands)	Non-QM Loans	Transitional Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2022	$7,359	$5,223	$1,277	$48	$21,407	$35,314
Current provision/(reversal)	(214)	406	514	(2)	(389)	315
Write-offs	—	(2,003)	(451)	—	(113)	(2,567)
Allowance for credit losses at March 31, 2023	$7,145	$3,626	$1,340	$46	$20,905	$33,062
Current provision/(reversal)	(233)	999	(103)	(4)	(394)	265
Write-offs	(206)	(1,785)	—	—	(301)	(2,292)
Allowance for credit losses at June 30, 2023	$6,706	$2,840	$1,237	$42	$20,210	$31,035
Current provision/(reversal)	(2,627)	559	329	(14)	501	(1,252)
Write-offs	—	(881)	(235)	—	(110)	(1,226)
Allowance for credit losses at September 30, 2023	$4,079	$2,518	$1,331	$28	$20,601	$28,557

	Nine Months Ended September 30, 2022
(Dollars In Thousands)	Non-QM Loans	Transitional Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2021	$8,289	$6,881	$1,451	$46	$22,780	$39,447
Current provision/(reversal)	(909)	(1,460)	(122)	(1)	(975)	(3,467)
Write-offs	(51)	(219)	(27)	—	(226)	(523)
Allowance for credit losses at March 31, 2022	$7,329	$5,202	$1,302	$45	$21,579	$35,457
Current provision/(reversal)	(199)	(23)	174	1	1,877	1,830
Write-offs	—	(118)	(184)	—	(58)	(360)
Allowance for credit losses at June 30, 2022	$7,130	$5,061	$1,292	$46	$23,398	$36,927
Current provision/(reversal)	(242)	583	83	3	120	547
Write-offs	—	(114)	(61)	—	(107)	(282)
Allowance for credit losses at September 30, 2022	$6,888	$5,530	$1,314	$49	$23,411	$37,192

(1)In connection with Transitional loans at carrying value, the Company had unfunded commitments of $5.4 million and $8.4 million as of September 30, 2023 and 2022, respectively, with an allowance for credit losses of $38,000 and $84,000 at September 30, 2023 and 2022, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(2)Includes $28.7 million and $66.7 million of loans that were assessed for credit losses based on a collateral dependent methodology as of September 30, 2023 and 2022, respectively.
(3)Includes $52.6 million and $56.2 million of loans that were assessed for credit losses based on a collateral dependent methodology as of September 30, 2023 and 2022, respectively.

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

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of September 30, 2023 and December 31, 2022 was $221.5 million and $195.1 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of September 30, 2023 and December 31, 2022 was $68.9 million and $80.5 million, respectively. The fair value of Purchased Non-performing Loans on nonaccrual status as of September 30, 2023 and December 31, 2022 was $325.0 million and $413.1 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized $4.0 million and $11.5 million of interest income on loans on nonaccrual status, including $2.3 million and $7.6 million, respectively, on its portfolio of loans which were non-performing at acquisition. At September 30, 2023 and December 31, 2022, there were approximately $52.8 million and $71.7 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively. During the three months ended September 30, 2023, the Company granted one loan modification in its carrying value loan portfolio which gave a borrower a term extension. The increase in weighted average life was twelve months. As of September 30, 2023, the carrying value of this loan was approximately $214,000. As of September 30, 2023, this loan was current. During the nine months ended September 30, 2023, the Company granted three loan modifications in its carrying value loan portfolio which gave borrowers term extensions. The average increase in weighted average life was twelve months. As of September 30, 2023, the carrying value of these loans were approximately $379,000. As of September 30, 2023, these loans were all current.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following table presents certain additional credit-related information regarding our Residential whole loans, at Carrying Value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2023	2022	2021	2020	2019	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$—	$44,885	$172,296	$407,541	$226,678	$851,400
LTV > 80% (1)	—	—	1,396	11,470	4,481	5,044	22,391
Total Non-QM loans	$—	$—	$46,281	$183,766	$412,022	$231,722	$873,791
Nine Months Ended September 30, 2023 Gross write-offs	$—	$—	$—	$71	$25	$110	$206

Transitional loans
LTV <= 80% (1)	$—	$—	$504	$3,915	$23,565	$7,782	$35,766
LTV > 80% (1)	—	—	—	—	2,180	—	2,180
Total Transitional loans	$—	$—	$504	$3,915	$25,745	$7,782	$37,946
Nine Months Ended September 30, 2023 Gross write-offs	$—	$—	$14	$47	$2,970	$1,639	$4,670

Single-family rental loans
LTV <= 80% (1)	$—	$—	$12,256	$21,300	$105,721	$41,917	$181,194
LTV > 80% (1)	—	—	—	—	1,600	85	1,685
Total Single family rental loans	$—	$—	$12,256	$21,300	$107,321	$42,002	$182,879
Nine Months Ended September 30, 2023 Gross write-offs	$—	$—	$—	$71	$614	$—	$685

Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$70,272	$70,272
LTV > 80% (1)	—	—	—	—	—	2,403	2,403
Total Seasoned performing loans	$—	$—	$—	$—	$—	$72,675	$72,675
Nine Months Ended September 30, 2023 Gross write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$373,572	$373,572
LTV > 80% (1)	—	—	—	—	—	65,341	65,341
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$—	$438,913	$438,913
Nine Months Ended September 30, 2023 Gross write-offs	$—	$—	$—	$—	$—	$524	$524

Total LTV <= 80% (1)	$—	$—	$57,645	$197,511	$536,827	$720,221	$1,512,204
Total LTV > 80% (1)	—	—	1,396	11,470	8,261	72,873	94,000
Total residential whole loans, at carrying value	$—	$—	$59,041	$208,981	$545,088	$793,094	$1,606,204
Nine Months Ended September 30, 2023 Total Gross write-offs	$—	$—	$14	$189	$3,609	$2,273	$6,085

(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $423.6 million at September 30, 2023, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 69% at September 30, 2023. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	September 30, 2023
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$84,584	$86,761	66.9%
Transitional loans	86,451	90,785	65.0%
Single-family rental loans	55,313	63,642	73.3%
Seasoned performing loans	3,437	3,464	29.9%
Agency eligible investor loans	187	228	73.4%
Total Purchased Performing Loans	$229,972	$244,880

Purchased Credit Deteriorated Loans	$69,849	$86,830	64.1%

Purchased Non-Performing Loans	$238,545	$253,510	70.8%

Total Residential Whole Loans	$538,366	$585,220

	December 31, 2022
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$61,812	$61,719	67.9%
Transitional loans	73,266	74,180	68.1%
Single-family rental loans	27,466	27,463	72.9%
Seasoned performing loans	4,127	4,399	42.2%
Agency eligible investor loans	—	—	—%
Total Purchased Performing Loans	$166,671	$167,761

Purchased Credit Deteriorated Loans	$69,402	$87,488	74.8%

Purchased Non-Performing Loans	$296,697	$310,035	76.9%

Total Residential Whole Loans	$532,770	$565,284

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following tables present the components of interest income on the Company’s Residential whole loans for the three and nine months ended September 30, 2023 and 2022:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In Thousands)	2023	2022	2023	2022	2023	2022
Purchased Performing Loans:
Non-QM loans	$12,276	$13,646	$39,448	$27,012	$51,724	$40,658
Transitional loans	101	784	40,122	18,558	40,223	19,342
Single-family rental loans	2,739	3,658	21,348	15,340	24,087	18,998
Seasoned performing loans	1,095	1,227	—	—	1,095	1,227
Agency eligible investor loans	—	—	486	7,542	486	7,542
Total Purchased Performing Loans	$16,211	$19,315	$101,404	$68,452	$117,615	$87,767

Purchased Credit Deteriorated Loans	$7,371	$7,916	$—	$—	$7,371	$7,916

Purchased Non-Performing Loans	$—	$—	$15,552	$18,732	$15,552	$18,732

Total Residential Whole Loans	$23,582	$27,231	$116,956	$87,184	$140,538	$114,415

	Held at Carrying Value		Held at Fair Value		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022	2023	2022
Purchased Performing Loans:
Non-QM loans	$36,595	$39,041	$104,735	$69,080	$141,330	$108,121
Transitional loans	1,239	5,621	99,832	43,768	101,071	49,389
Single-family rental loans	8,598	12,134	59,945	36,603	68,543	48,737
Seasoned performing loans	3,312	3,392	—	—	3,312	3,392
Agency eligible investor loans	—	—	3,860	22,731	3,860	22,731
Total Purchased Performing Loans	$49,744	$60,188	$268,372	$172,182	$318,116	$232,370

Purchased Credit Deteriorated Loans	$22,596	$25,597	$—	$—	$22,596	$25,597

Purchased Non-Performing Loans	$—	$—	$47,384	$58,268	$47,384	$58,268

Total Residential Whole Loans	$72,340	$85,785	$315,756	$230,450	$388,096	$316,235

4.                   Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following table presents certain information regarding the composition of our Agency MBS portfolio as of September 30, 2023:

September 30, 2023

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$77,090	100.2%	94.5%	$72,830	6	1.6%
5.50% Coupon	282,748	100.4	96.8	273,796	8	8.6
6.00% Coupon	180,481	100.0	98.8	178,386	4	6.2
Total	$540,319	100.3%	97.2%	$525,012	6	6.8%
(1) Reflects the average of the 1 month CPR for the number of months the security was held during the most recent 3 month period.

Term Notes Backed by MSR Collateral

At September 30, 2023 and December 31, 2022, the Company had $92.9 million and $97.9 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At September 30, 2023, these term notes had an amortized cost of $90.4 million, gross unrealized gains of $2.6 million and gross unrealized losses of $135,000, a weighted average yield of 15.9% and a weighted average term to maturity of 0.04 years. At December 31, 2022, the term notes had an amortized cost of $86.4 million, gross unrealized gains of approximately $11.5 million, a weighted average yield of 14.3% and a weighted average term to maturity of 0.8 years. The issuer of the notes had a one-time option to extend the maturity of the notes for an additional two years, subject to satisfaction of certain conditions, which was exercised in October 2023, bringing the weighted average term to maturity to 2.04 years.

CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. At September 30, 2023 and December 31, 2022, the Company had $83.1 million and $79.2 million, respectively, of CRT securities. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At September 30, 2023, and December 31, 2022, the Company had $23.0 million and $24.6 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency Eligible investor loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following tables present certain information about the Company’s Agency MBS and other Securities, at September 30, 2023 and December 31, 2022:

September 30, 2023

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$540,319	$1,824	$(508)	$—	$541,635	$—	$(16,623)	$(16,623)	$525,012
Other Securities (2)(3)(4)	213,672	22,015	(5,787)	(46,332)	183,568	16,474	(1,095)	15,379	198,947
Total residential mortgage securities (2)(3)(4)	$753,991	$23,839	$(6,295)	$(46,332)	$725,203	$16,474	$(17,718)	$(1,244)	$723,959

December 31, 2022

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$131,165	$860	$—	$—	$132,025	$—	$(325)	$(325)	$131,700
Other Securities (2)(3)(4)	215,649	18,344	(6,272)	(46,332)	181,389	21,473	(1,198)	20,275	201,664
Total residential mortgage securities (2)(3)(4)	$346,814	$19,204	$(6,272)	$(46,332)	$313,414	$21,473	$(1,523)	$19,950	$333,364

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at September 30, 2023 includes CRT securities with a fair value of $51.0 million for which the fair value option has been elected. Such securities had approximately $1.9 million gross unrealized gains and no gross unrealized losses at September 30, 2023. Amounts disclosed at December 31, 2022 includes CRT securities with a fair value of $48.6 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $131,000 and gross unrealized losses of approximately $1.2 million at December 31, 2022.
(4)Amounts disclosed at September 30, 2023 include Non-Agency MBS with a fair value of $23.0 million for which the fair value option had been elected. Such securities had approximately $111,000 gross unrealized gains and $960,000 gross unrealized losses at September 30, 2023. Amounts disclosed at December 31, 2022 include Non-Agency MBS with a fair value of $24.6 million for which the fair value option has been elected. Such securities had no gross unrealized gains and no gross unrealized losses at December 31, 2022.

Sales of Residential Mortgage Securities

During the nine months ended September 30, 2023, the Company did not sell any of its residential mortgage securities. During the three and nine months ended September 30, 2022, the Company sold CRT securities for approximately $15.3 million and $15.7 million, realizing gains of $70,000 and $84,000, respectively.

Unrealized Losses on Residential Mortgage Securities

Gross unrealized losses on the Company’s AFS securities (held at carrying value) at September 30, 2023 were $135,000. The Company has no plans to dispose of any securities that were in an unrealized loss position and has determined that such losses are not indicative of impairment for the securities.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three and nine months ended September 30, 2023 and 2022.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities (held at carrying value) on its AOCI for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$13,420	$36,919	$21,341	$46,833
Unrealized gain/(loss) on securities available-for-sale	933	(5,851)	(6,988)	(15,765)
Change in AOCI from AFS securities	933	(5,851)	(6,988)	(15,765)
Balance at end of period	$14,353	$31,068	$14,353	$31,068

Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Agency MBS
Coupon interest	$6,353	$—	12,874	—
Effective yield adjustment (1)(2)	(50)	—	(126)	—
Interest income	$6,303	$—	$12,748	$—

Other MBS
Coupon interest	$2,082	$1,308	$6,019	$3,258
Effective yield adjustment (1)(2)	(32)	699	185	2,971
Interest income	$2,050	$2,007	$6,204	$6,229

Term notes backed by MSR collateral
Coupon interest	$2,216	$2,015	$6,279	$4,591
Effective yield adjustment (2)	1,376	1,590	3,970	5,361
Interest income	$3,592	$3,605	$10,249	$9,952

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

5.    Other Assets

The following table presents the components of the Company’s Other assets at September 30, 2023 and December 31, 2022:

(In Thousands)	September 30, 2023	December 31, 2022
Receivable for sale of unsettled residential whole loans	$—	$275,656
REO	113,090	130,605
Goodwill	61,076	61,076
Intangibles, net (1)	8,800	12,200
Capital contributions made to loan origination partners	20,034	28,308
Commercial loans	76,546	61,510
Interest receivable	89,554	68,704
Other loan related receivables	30,649	23,463
Lease Right-of-Use Asset (2)	37,762	39,459
Other	65,576	65,240
Total Other Assets	$503,087	$766,221

(1) Net of aggregate accumulated amortization of $19.2 million and $15.8 million as of September 30, 2023 and December 31, 2022, respectively.
(2) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).

(a) Real Estate Owned

At September 30, 2023, the Company had 320 REO properties with an aggregate carrying value of $113.1 million. At December 31, 2022, the Company had 388 REO properties with an aggregate carrying value of $130.6 million.
At September 30, 2023, $112.7 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $94.0 million of residential whole loans held at carrying value and $256.9 million of residential whole loans held at fair value at September 30, 2023.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following table presents the activity in the Company’s REO for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands)	2023	2022	2023	2022
Balance at beginning of period	$119,996	$135,847	$130,605	$156,223
Adjustments to record at lower of cost or fair value	(958)	(1,655)	(3,811)	(2,426)
Transfer from residential whole loans	16,991	16,658	66,171	61,875
Purchases and capital improvements, net	88	215	344	845
Disposals and other (1)	(23,027)	(18,402)	(80,219)	(83,854)
Balance at end of period	$113,090	$132,663	$113,090	$132,663

Number of properties	320	412	320	412
(1)During the three and nine months ended September 30, 2023, the Company sold 77 and 271 REO properties for consideration of $26.2 million and $91.7 million, realizing net gains of approximately $3.2 million and $12.2 million, respectively. During the three and nine months ended September 30, 2022, the Company sold 74 and 333 REO properties for consideration of $23.8 million and $105.0 million, realizing net gains of approximately $5.3 million and $21.3 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One. In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million.

The amortization period for each of the finite lived intangible assets and the activity for the nine months ended September 30, 2023 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2022	Amortization Nine Months Ended September 30, 2023	Carrying Value at September 30, 2023	Amortization Period (Years) (1)
Trademarks / Trade Names	$3,400	$(300)	$3,100	10
Customer Relationships	6,000	(2,500)	3,500	4
Internally Developed Software	2,800	(600)	2,200	5
Total Identified Intangibles	$12,200	$(3,400)	$8,800

(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.

(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At September 30, 2023, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $20.0 million, including $4.9 million of common equity (including partnership interests) and $15.1 million of preferred equity.

During the three months ended September 30, 2023, the Company recorded an impairment charge in earnings of $2.3 million against the carrying value of its investment in one loan origination partner. In September 2023, the Company sold a preferred equity interest in one loan origination partner, which was recorded at $6.6 million, and recorded a gain of $0.1 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

(d) Commercial Mortgage Loans

The Company owns a portfolio of participations in commercial mortgage bridge loans, which are accounted for at fair value. The participations range from 49% to 75% of the total UPB of the related loans; the remaining interest in each loan was retained by the originator of such loan. The commercial mortgage loans are predominantly collateralized by multi-family properties; the collateral also includes senior living, industrial, parking, and office properties. The commercial mortgage loans are generally first liens and bear variable interest rates.

The following table presents certain additional information about the Company’s commercial mortgage loans as of September 30, 2023 and December 31, 2022:

(In Thousands)	Fair Value / Carrying Value	UPB	Weighted Average Coupon	Weighted Average Term to Maturity (Months)	UPB 60+ Days Delinquent
Commercial Mortgage Loans - September 30, 2023	$76,546	$76,546	12.93%	3	$3,389

Commercial Mortgage Loans - December 31, 2022	$61,510	$61,510	11.54%	10	$—

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(e) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At September 30, 2023, none of the Company’s Swaps were designated as hedges for accounting purposes.

The following table presents the assets pledged as collateral against the Company’s Swaps at September 30, 2023, and December 31, 2022:

(In Thousands)	September 30, 2023	December 31, 2022
Agency MBS, at fair value	$35,565	$—
Restricted Cash	26,985	60,764

At September 30, 2023, the Company had Swaps with an aggregate notional amount of $3.1 billion and an average maturity of approximately 36 months with a maximum term of approximately 119 months.

The following table presents information about the Company’s Swaps at September 30, 2023, and December 31, 2022:

	September 30, 2023			December 31, 2022
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days to 12 months	$—	—%	—%	$—	—%	—%
Within 30 days	—	—	—	—	—	—
Over 30 days to 3 months	—	—	—	—	—	—
Over 3 months to 6 months	100,000	1.49	5.32	—	—	—
Over 6 months to 12 months	—	—	—	—	—	—
Over 12 months to 24 months	1,125,010	1.27	5.32	550,010	1.01	4.30
Over 24 months to 36 months	—	—	—	775,000	1.75	4.30
Over 36 months to 48 months	1,425,000	1.53	5.32	450,000	1.12	4.30
Over 48 months to 60 months	19,100	4.22	5.32	1,075,000	1.86	4.30
Over 60 months to 72 months	310,000	2.95	5.32	—	—	—
Over 72 months to 84 months	—	—	—	310,000	2.95	4.30
Over 84 months	113,400	4.00	5.32	—	—	—
Total Swaps	$3,092,510	1.69%	5.32%	$3,160,010	1.69%	4.30%

(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented. This rate adjusts daily based on SOFR.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
Impact of Derivative Instruments on Earnings

The following table present the components of Net gain on derivatives used for risk management purposes for the three and nine months ended September 30, 2023 and 2022, which is presented in Other income in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Income on swap variable receive leg	$41,427	$17,273	$113,062	$22,580
Expense on swap fixed pay leg	(12,563)	(13,623)	(36,416)	(28,730)
Unrealized mark-to-market gain	9,433	108,918	5,704	221,437
Net price alignment expense on margin collateral received	(3,437)	(752)	(8,247)	(752)
Net gain on TBA short positions	—	—	—	39,186
Total Net gain on derivatives used for risk management purposes	$34,860	$111,816	$74,103	$253,721

6.      Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at September 30, 2023 and December 31, 2022:

	September 30, 2023
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential Whole Loans and REO	$1,753,355	$1,752,492	7.55%	10.4
Agreements with mark-to-market collateral provisions	Securities	608,996	608,996	5.83%	0.3
Total Agreements with mark-to-market collateral provisions		2,362,351	2,361,488	7.17%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans and REO	1,125,773	1,124,953	7.88%	14.3
Securitized debt	Residential Whole Loans	4,588,432	4,332,936	3.98%	See Note 14
Convertible senior notes	Unsecured	219,589	218,596	6.94%	8.5
Impact of net Swap carry				(1.41)%
Total Financing agreements (2)		$8,296,145	$8,037,973	4.18%

	December 31, 2022
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential Whole Loans and REO	$2,111,647	$2,111,396	5.74%	6.9
Agreements with mark-to-market collateral provisions	Securities	111,651	111,651	5.47%	1.5
Total Agreements with mark-to-market collateral provisions		2,223,298	2,223,047	5.73%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans and REO	1,004,260	1,003,604	6.53%	16.8
Securitized debt	Residential Whole Loans	3,586,397	3,357,590	3.33%	See Note 14
Convertible senior notes	Unsecured	229,989	227,845	6.94%	17.5
Impact of net Swap carry				(0.84)%
Total Financing agreements (2)		$7,043,944	$6,812,086	3.70%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(1)The Company has both financing agreements held at fair value and financings agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, Total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At September 30, 2023, the Company had $505.7 million of agreements with mark-to-market collateral provisions held at fair value, $401.4 million of agreements with non-mark-to-market collateral provisions held at fair value, and $3.5 billion of securitized debt held at fair value, with amortized cost bases of $505.7 million, $401.4 million, and $3.7 billion, respectively. At December 31, 2022, the Company had $884.5 million of agreements with mark-to-market collateral provisions held at fair value, $578.9 million of agreements with non-mark-to-market collateral provisions held at fair value, and $2.4 billion of securitized debt held at fair value, with amortized cost bases of $884.5 million, $578.9 million, and $2.6 billion, respectively.
(2)Weighted average cost of funding reflects annualized quarter-to-date interest expense divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on the Company’s Swaps. For the quarter ended September 30, 2023, this decreased the overall funding cost by 141 basis points, and for the quarter ended December 31, 2022, this decreased the overall funding cost by 84 basis points. The Company does not allocate the impact of the net carry by type of financing agreement.

The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of September 30, 2023
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential Whole Loans	$819,659	$128,124	$465,641	$339,931	$1,753,355
Agreements with mark-to-market collateral provisions	Securities	608,996	—	—	—	608,996
Total Agreements with mark-to-market collateral provisions		1,428,655	128,124	465,641	339,931	2,362,351
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans	447,996	—	27,367	650,410	1,125,773

(1)$831.2 million of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an Agreement with mark-market collateral provisions with $339.9 million outstanding.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at September 30, 2023 and December 31, 2022:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Mark-to-market financing agreements secured by residential whole loans	$1,725,473	$2,095,002
Fair value of residential whole loans pledged as collateral under financing agreements	$2,172,992	$2,632,489
Weighted average haircut on residential whole loans (1)	19.18%	18.33%
Mark-to-market financing agreements secured by securities at fair value	$608,996	$111,651
Securities at fair value pledged as collateral under financing agreements	$678,801	$177,111
Weighted average haircut on securities at fair value (1)	9.28%	37.43%
Mark-to-market financing agreements secured by real estate owned	$27,018	$16,394
Fair value of real estate owned pledged as collateral under financing agreements	$53,715	$33,367
Weighted average haircut on real estate owned (1)	48.66%	48.07%

(1)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at September 30, 2023 and December 31, 2022:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Non-mark-to-market financing secured by residential whole loans	$1,124,953	$994,494
Fair value of residential whole loans pledged as collateral under financing agreements	$1,385,261	$1,301,685
Weighted average haircut on residential whole loans	17.43%	21.43%
Non-mark-to-market financing secured by real estate owned	$—	$9,109
Fair value of real estate owned pledged as collateral under financing agreements	$—	$22,902
Weighted average haircut on real estate owned	—%	60.23%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements of $22.4 million and $16.0 million at September 30, 2023 and December 31, 2022, respectively.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,435,884	7.38%	$3,060,111	6.60%
Over 30 days to 3 months	52,240	6.63	167,447	6.19
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$3,488,124	7.37%	$3,227,558	6.58%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

In February 2023, the Company’s Board authorized a repurchase program for its Convertible Senior Notes pursuant to which it may repurchase up to $100 million of its Convertible Senior Notes. The convertible notes repurchase program does not require the purchase of any minimum amount of Convertible Senior Notes. The timing and extent to which the Company may repurchase its Convertible Senior Notes will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. In September 2023, the Company repurchased $10.4 million principal amount of the Convertible Senior Notes for $10.3 million and recorded a gain of $41,000 to Other, net on the consolidated statement of operations. At September 30, 2023, the aggregate principal amount of the Company’s Convertible Senior Notes outstanding was $219.6 million.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 13 and 12 counterparties at September 30, 2023 and December 31, 2022, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2023:

	September 30, 2023
	Amount at Risk (1)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Wells Fargo	$252,562	1	13.7%
Barclays Bank	147,493	1	8.0
Churchill Finance LLC	143,996	1	7.8
Atlas Securitized Products, L.P.	96,686	1	5.2

(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$58,487	$346,353	$1,193,739	$1,598,579
Residential whole loans, at fair value	1,331,733	1,534,207	3,957,751	6,823,691
Securities, at fair value	—	678,801	—	678,801
Other assets: REO	—	46,883	32,055	78,938
Total	$1,390,220	$2,606,244	$5,183,545	$9,180,009

	December 31, 2022
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$215,993	$284,683	$1,314,104	$1,814,780
Residential whole loans, at fair value	1,095,556	2,164,158	2,720,757	5,980,471
Securities, at fair value	—	177,111	—	177,111
Other assets: REO	19,837	28,490	36,486	84,813
Total	$1,331,386	$2,654,442	$4,071,347	$8,057,175

(1)An aggregate of $34.9 million and $30.9 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financings agreements had also been pledged as of September 30, 2023 and December 31, 2022, respectively.

The Company pledges securities or cash as collateral to its counterparties in relation to certain of its financing arrangements. The Company exchanges collateral with its counterparties based on changes in the fair value, notional amount and term of the associated financing arrangements and Swaps, as applicable. In connection with these margining practices, either the Company or its counterparty may be required to pledge cash or securities as collateral. When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral or provide collateral to the Company in the form of cash or equivalent securities. The Company’s assets pledged as collateral are also described in Notes 2(e) - Restricted Cash and 5(e) - Derivative Instruments.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at September 30, 2023 and December 31, 2022:

(In Thousands)	September 30, 2023	December 31, 2022
Payable for purchase of unsettled Agency MBS	$—	$132,026
Dividends and dividend equivalents payable	35,789	35,769
Lease liability	43,508	45,314
Accrued interest payable	32,445	23,040
Accrued expenses and other	106,569	75,321
Total Other Liabilities	$218,311	$311,470

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of September 30, 2023, December 31, 2022 or September 30, 2022. As of the date of this filing, the Company’s tax returns for tax years 2019 through 2022 are open to examination.

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at September 30, 2023 and December 31, 2022 are presented in the following table:

(In Thousands)	September 30, 2023	December 31, 2022
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$107,523	$97,655
Unrealized mark-to-market, impairments and loss provisions	15,421	12,609
Other realized / unrealized treatment differences	(46,461)	(28,620)
Total deferred tax assets	76,483	81,644
Less: valuation allowance	(76,483)	(81,644)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at September 30, 2023 is dependent on several factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
No net deferred tax benefit was recorded by the Company for the three and nine months ended September 30, 2023 and 2022, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards generated prior to 2018 will begin to expire in 2037; those generated in 2018 and later can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At September 30, 2023, the Company’s federal NOL carryforward from prior years was $382.6 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The income tax provision/(benefit) is included in Other general and administrative expense in the Company’s consolidated statements of operations. The following table summarizes the Company’s income tax provision/(benefit) primarily recorded at the Company’s domestic TRS entities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Current provision/(benefit)
Federal	$73	$40	$(346)	$184
State	21	11	(103)	220
Total current provision/(benefit)	94	51	(449)	404
Deferred provision/(benefit)
Federal	—	183	589	453
State	—	49	155	114
Total deferred provision/(benefit)	—	232	744	567
Total provision/(benefit)	$94	$283	$295	$971

The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Federal statutory rate	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	231.1%	3.4%
Other differences in taxable income (loss) from GAAP	(319.7)%	(17.4)%
State and local taxes	0.1%	—%
Change in valuation allowance on DTAs	64.9%	(7.3)%
Effective tax rate	(2.6)%	(0.3)%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the three and nine months ended September 30, 2023, the Company recorded an expense of approximately $1.2 million and $3.9 million, respectively, in connection with this lease. The original term specified in this lease is approximately fifteen years with a termination date of December 2036 and an option to renew for an additional five years.

At September 30, 2023, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) regarding the Company’s lease commitments were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2023 (1)	$1,438
2024	5,751
2025	4,888
2026	4,776
2027	5,055
Thereafter	46,999
Total	$68,907

(1) Reflects contractual minimum rental payments due for the period from October 1, 2023 through December 31, 2023.

Additionally, in June 2023, Lima One executed a lease agreement on new office space in Greenville, South Carolina. The lease term specified in the agreement is thirteen years. The Company expects the average annual lease rental expense under the new lease to be approximately $3.0 million. Lima One currently expects to relocate to the space in the first fiscal quarter of 2025, but this timing, as well as when it is required to begin making payments and recognize rental and other expenses under the new lease, is dependent on when the space is actually available for use. Further, Lima One has the ability to terminate the lease agreement if vertical construction of the building is not started by April 2024.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of September 30, 2023, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

(c) Loan Commitments

At September 30, 2023, the Company had unfunded commitments of $587.4 million in connection with its Transitional loans (see Note 3). From time to time, Lima One makes short-term commitments to originate mortgage loans; such commitments were not significant at September 30, 2023.

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
SEPTEMBER 30, 2023
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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2022 through September 30, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 17, 2023	September 5, 2023	September 29, 2023	$0.46875
May 22, 2023	June 5, 2023	June 30, 2023	$0.46875
February 21, 2023	March 6, 2023	March 31, 2023	$0.46875

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2022 through September 30, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 17, 2023	September 5, 2023	September 29, 2023	$0.40625
May 22, 2023	June 5, 2023	June 30, 2023	$0.40625
February 21, 2023	March 6, 2023	March 31, 2023	$0.40625

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2022 through September 30, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share
September 20, 2023	October 2, 2023	October 31, 2023	$0.350	(1)
June 15, 2023	June 30, 2023	July 31, 2023	$0.350
March 10, 2023	March 31, 2023	April 28, 2023	$0.350

(1) At September 30, 2023, the Company had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on June 15, 2023.

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 27, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and registered an aggregate of 2.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At September 30, 2023, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the nine months ended September 30, 2023, the Company issued 6,666 shares of common stock through the DRSPP, raising net proceeds of approximately $74,000.  From the inception of the DRSPP in September 2003 through September 30, 2023, the Company issued 8,848,219 shares pursuant to the DRSPP, raising net proceeds of $290.8 million.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company repurchased 6,476,746 shares of its common stock through the stock repurchase program at an average cost of $15.80 per share and a total cost of approximately $102.1 million, net of fees and commissions paid to the sales agent of approximately $161,000. As of September 30, 2023, approximately $202.5 million remained available under the current authorization for the purchase of common stock under the stock repurchase program.

(e) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$13,420	$—	$13,420	$21,341	$—	$21,341
OCI before reclassifications	933	—	933	(6,988)	—	(6,988)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net OCI during the period (2)	933	—	933	(6,988)	—	(6,988)
Balance at end of period	$14,353	$—	$14,353	$14,353	$—	$14,353

(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2) For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$36,919	$—	$36,919	$46,833	$(1,255)	$45,578
OCI before reclassifications	(5,851)	—	(5,851)	(15,765)	1,255	(14,510)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net OCI during the period (2)	(5,851)	—	(5,851)	(15,765)	1,255	(14,510)
Balance at end of period	$31,068	$—	$31,068	$31,068	$—	$31,068

(1)  Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

11.    EPS Calculation

The following table presents a reconciliation of the (loss)/earnings and shares used in calculating basic and diluted (loss)/earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2023	2022	2023	2022
Basic (Loss)/Earnings per Share:
Net loss	$(56,438)	$(55,018)	$(9,582)	$(238,291)
Dividends declared on preferred stock	(8,219)	(8,218)	(24,656)	(24,656)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(119)	(174)	(324)	(489)
Net loss available to common stockholders - basic	$(64,776)	$(63,410)	$(34,562)	$(263,436)
Basic weighted average common shares outstanding	101,916	101,795	101,910	103,609
Basic Loss per Share	$(0.64)	$(0.62)	$(0.34)	$(2.54)

Diluted (Loss)/Earnings per Share:
Net loss available to common stockholders - basic	$(64,776)	$(63,410)	$(34,562)	$(263,436)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	—	—	—
Net loss available to common stockholders - diluted	$(64,776)	$(63,410)	$(34,562)	$(263,436)
Basic weighted average common shares outstanding	101,916	101,795	101,910	103,609
Effect of assumed conversion of Convertible Senior Notes to common shares	—	—	—	—
Unvested and vested restricted stock units	—	—	—	—
Diluted weighted average common shares outstanding (1)	101,916	101,795	101,910	103,609
Diluted Loss per Share	$(0.64)	$(0.62)	$(0.34)	$(2.54)

(1)At September 30, 2023, the Company had approximately 3.1 million equity instruments outstanding that were included in the calculation of diluted EPS for the nine months ended September 30, 2023.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $12.41. These equity instruments may continue to have a dilutive impact on future EPS.

During the nine months ended September 30, 2023, the Convertible Senior Notes were determined to be anti-dilutive and were excluded from the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) are included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 8.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At September 30, 2023, approximately 5.3 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 6, 2033.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of September 30, 2023 are designated to be settled in shares of the Company’s common stock.  The Company granted 1,608,063 and 677,776 RSUs during the nine months ended September 30, 2023 and 2022, respectively. There were 100,260 and 127,673 RSUs forfeited during the three and nine months ended September 30, 2023, respectively. There were no RSUs forfeited during the three months ended September 30, 2022 and 29,693 RSUs forfeited during the nine months ended September 30, 2022. All holders of RSUs outstanding at September 30, 2023 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled.  At September 30, 2023 and December 31, 2022, the Company had unrecognized compensation expense of $12.8 million and $11.2 million, respectively, related to RSUs.  The unrecognized compensation expense at September 30, 2023, is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the nine months ended September 30, 2023 and 2022. At September 30, 2023, the Company did not have any shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $119,000 and $324,000 during the three and nine months ended September 30, 2023, respectively, and approximately $174,000 and $485,000 during the three and nine months ended September 30, 2022, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the nine months ended September 30, 2023 and 2022.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
RSUs	$4,448	$2,673	$11,399	$8,858
Total	$4,448	$2,673	$11,399	$8,858

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
SEPTEMBER 30, 2023

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Non-employee directors	$(260)	$(483)	$154	$(1,601)
Total	$(260)	$(483)	$154	$(1,601)

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2023 and December 31, 2022 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,551	$1,912	$2,923	$1,953
Total	$2,551	$1,912	$2,923	$1,953

(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2023 and December 31, 2022, which had not been distributed through such respective date.

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
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023

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

Agreements with non-mark-to-market collateral provisions

These agreements are secured, but not subject to margin calls based on changes in the fair value of the financed residential whole loans. Such agreements may experience changes in advance rates or collateral eligibility as a result of factors such as changes in the delinquency status of the financed residential whole loans. As a result, a credit valuation adjustment would only be required if there were a significant decrease in collateral value, and the primary factor in determining their fair value is the credit spread paid over the base rate, which is a non-observable input as it is determined based on negotiations with the counterparty. The Company’s financing agreements with non-mark-to-market collateral provisions held at fair value are classified as Level 3 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at September 30, 2023

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$53,148	$6,793,422	$6,846,570
Securities, at fair value	—	723,959	—	723,959
Total assets carried at fair value	$—	$777,107	$6,793,422	$7,570,529
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$401,353	$401,353
Agreements with mark-to-market collateral provisions	—	—	505,747	505,747
Securitized debt	—	3,531,576	—	3,531,576
Total liabilities carried at fair value	$—	$3,531,576	$907,100	$4,438,676

Fair Value at December 31, 2022

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$51,094	$5,676,430	$5,727,524
Securities, at fair value	—	333,364	—	333,364
Total assets carried at fair value	$—	$384,458	$5,676,430	$6,060,888
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$578,879	$578,879
Agreements with mark-to-market collateral provisions	—	—	884,495	884,495
Securitized debt	—	2,435,370	—	2,435,370
Total liabilities carried at fair value	$—	$2,435,370	$1,463,374	$3,898,744

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and nine months ended September 30, 2023 and 2022 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Balance at beginning of period	$6,441,964	$5,252,047	$5,676,430	$4,222,584
Purchases and originations	635,646	591,184	1,707,209	2,379,428
Draws	166,937	106,633	418,928	250,455
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	(129,661)	(241,093)	(131,856)	(623,012)
Repayments	(309,214)	(236,236)	(836,440)	(718,983)
Loan sales	(2,243)	—	(3,720)	(10,496)
Transfer to REO	(10,007)	(9,565)	(37,129)	(37,006)
Balance at end of period	$6,793,422	$5,462,970	$6,793,422	$5,462,970

The following table presents additional information for the three and nine months ended September 30, 2023 and 2022 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Balance at beginning of period	$440,106	$441,883	$578,879	$628,280
Issuances	107,230	418,183	379,625	418,183
Payment of principal	(145,983)	(255,345)	(557,151)	(440,487)
Change in unrealized losses	—	—	—	(1,255)
Balance at end of period	$401,353	$604,721	$401,353	$604,721

The following table presents additional information for the three and nine months ended September 30, 2023 and 2022 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Balance at beginning of period	$553,162	$1,433,857	$884,495	$1,322,362
Issuances	56,330	272,005	78,348	1,142,611
Payment of principal	(103,745)	(773,366)	(457,096)	(1,532,477)
Changes in unrealized losses	—	—	—	—
Balance at end of period	$505,747	$932,496	$505,747	$932,496

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$512,213	Discounted cash flow	Discount rate	7.6%	7.1-11.1%
			Prepayment rate	6.6%	0.0-28.2%
			Default rate	2.7%	0.0-38.9%
			Loss severity	9.8%	0.0-100.0%

	$187,098	Liquidation model	Discount rate	8.0%	8.0-8.0%
			Annual change in home prices	3.3%	(0.2)-12.6%
			Liquidation timeline (in years)	2.0	0.1-4.5
			Current value of underlying properties (3)	$843	$43-$4,720
Total	$699,311

	December 31, 2022
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$546,675	Discounted cash flow	Discount rate	7.0%	6.3-10.0%
			Prepayment rate	8.9%	0.0-33.5%
			Default rate	3.7%	0.0-52.4%
			Loss severity	11.3%	0.0-100.0%

	$249,219	Liquidation model	Discount rate	7.8%	7.8-7.8%
			Annual change in home prices	6.9%	(5.4)-59.7%
			Liquidation timeline (in years)	1.9	0.1-4.5
			Current value of underlying properties (3)	$743	$28-$4,000
Total	$795,894

(1) Excludes approximately $499,000 and $215,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at September 30, 2023 and December 31, 2022, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $498,000 and $457,000 as of September 30, 2023 and December 31, 2022, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

	September 30, 2023
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (1)	Range

Purchased Performing Loans	$5,996,971	Discounted cash flow	Discount rate	8.4%	6.5-24.8%
			Prepayment rate	7.6%	0.0-43.3%
			Default rate	0.5%	0.0-27.0%
			Loss severity	10.8%	0.0-98.4%

	$96,641	Liquidation model	Discount rate	8.0%	8.0-8.0%
			Annual change in home prices	2.3%	0.0-9.8%
			Liquidation timeline (in years)	1.6	0.1-4.0
			Current value of underlying properties	$1,567	$40-$5,500
Total	$6,093,612

	December 31, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range

Purchased Performing Loans	$4,857,587	Discounted cash flow	Discount rate	7.6%	5.6-22.7%
			Prepayment rate	7.9%	0.0-44.8%
			Default rate	0.8%	0.0-19.4%
			Loss severity	7.3%	0.0-100.0%

	$22,734	Liquidation model	Discount rate	7.8%	7.8%-7.8%
			Annual change in home prices	3.2%	(1.0)%-10.7%
			Liquidation timeline (in years)	1.9	0.8-4.2
			Current value of underlying properties	$1,319	$50-$2,850
Total	$4,880,321

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022:

	September 30, 2023	September 30, 2023		December 31, 2022
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans	3	$8,371,068	$8,285,799	$7,467,645	$7,397,421
Residential whole loans	2	53,148	53,148	51,094	51,094
Securities, at fair value	2	723,959	723,959	333,364	333,364
Cash and cash equivalents	1	300,089	300,089	334,183	334,183
Restricted cash	1	153,449	153,449	159,898	159,898
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	1,124,953	1,125,773	1,003,604	1,004,260
Financing agreements with mark-to-market collateral provisions	3	1,752,492	1,753,355	2,111,396	2,111,647
Financing agreements with mark-to-market collateral provisions	2	608,996	608,996	111,651	111,651
Securitized debt (2)	2	4,332,936	4,210,440	3,357,590	3,217,905
Convertible senior notes	2	218,596	219,589	227,845	211,015

(1)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(2)Includes securitized debt that is carried at amortized cost basis and fair value.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the nine months ended September 30, 2023 and 2022, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $66.2 million and $61.9 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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
SEPTEMBER 30, 2023
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of September 30, 2023 and December 31, 2022:

(Dollars in Thousands)	September 30, 2023		December 31, 2022
Aggregate unpaid principal balance of residential whole loans sold	$7,721,012		$6,079,749
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$6,699,921		$5,333,090
Outstanding amount of Senior Bonds, at carrying value	$801,360	(1)	$922,220	(1)
Outstanding amount of Senior Bonds, at fair value	$3,531,576		$2,435,370
Outstanding amount of Senior Bonds, total	$4,332,936		$3,357,590
Weighted average fixed rate for Senior Bonds issued	4.22%	(2)	3.38%	(2)
Weighted average contractual maturity of Senior Bonds	37 years	(2)	38 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$986,585		$715,640
Cash received	$6,637,607		$5,286,305
(1)Net of $1.7 million and $2.9 million of deferred financing costs at September 30, 2023 and December 31, 2022, respectively.
(2)At September 30, 2023 and December 31, 2022, $3.0 billion and $1.9 billion, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 200, or 300 basis points or more at defined dates ranging from 24 months, up to 48 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three and nine months ended September 30, 2023, the Company issued Senior Bonds with a current face of $534.8 million and $1.4 billion to third-party investors for proceeds of $533.8 million and $1.4 billion, respectively, before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended September 30, 2023 are included in “Financing agreements, at fair value” (at carrying value) on the Company’s consolidated balance sheets (see Note 6).

As of September 30, 2023 and December 31, 2022, as a result of the transactions described above, securitized loans of approximately $5.1 billion and $4.0 billion are included in “Residential whole loans” and REO with a carrying value of approximately $32.1 million and $36.5 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of September 30, 2023 and December 31, 2022, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $4.3 billion and $3.4 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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
SEPTEMBER 30, 2023
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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of September 30, 2023 and December 31, 2022 are a total of $8.4 billion and $7.5 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

15. Segment Reporting

At September 30, 2023, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured convertible senior notes (see Note 6), securitization issuance costs, and preferred stock dividends.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended September 30, 2023
Interest Income	$94,855	$61,101	$3,209	$159,165
Interest Expense	64,785	44,303	3,936	113,024
Net Interest Income/(Expense)	$30,070	$16,798	$(727)	$46,141
Reversal of Provision for Credit Losses on Residential Whole Loans	1,258	—	—	1,258
Net Interest Income/(Expense) after Provision for Credit Losses	$31,328	$16,798	$(727)	$47,399

Net loss on residential whole loans measured at fair value through earnings	$(99,500)	$(33,394)	$—	$(132,894)
Impairment and other net loss on securities and other portfolio investments	(13,439)	—	(722)	(14,161)
Net gain on real estate owned	2,062	347	—	2,409
Net gain on derivatives used for risk management purposes	25,310	9,550	—	34,860
Net gain on securitized debt measured at fair value through earnings	25,345	11,086	—	36,431
Lima One - origination, servicing and other fee income	—	12,109	—	12,109
Other, net	515	684	655	1,854
Total Other (Loss)/Income, net	$(59,707)	$382	$(67)	$(59,392)

Compensation and benefits	$—	$12,010	$12,041	$24,051
General and administrative expenses	—	4,664	5,941	10,605
Loan servicing, financing, and other related costs	5,032	699	3,258	8,989
Amortization of intangible assets	—	800	—	800
Net (Loss)/Income	$(33,411)	$(993)	$(22,034)	$(56,438)

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net (Loss)/Income Available to Common Stock and Participating Securities	$(33,411)	$(993)	$(30,253)	$(64,657)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended September 30, 2022
Interest Income	$90,406	$31,883	$1,583	123,872
Interest Expense	47,780	19,856	3,943	71,579
Net Interest Income/(Expense)	$42,626	$12,027	$(2,360)	$52,293
Provision for Credit Losses on Residential Whole Loans	$(520)	$(68)	$—	(588)
Net Interest Income/(Expense) after Provision for Credit Losses	$42,106	$11,959	$(2,360)	$51,705

Net loss on residential whole loans measured at fair value through earnings	$(226,894)	$(64,924)	$—	$(291,818)
Impairment and other net loss on securities and other portfolio investments	1,620	—	(2,031)	(411)
Net gain on real estate owned	3,861	—	—	3,861
Net gain on derivatives used for risk management purposes	86,944	24,872	—	111,816
Net gain on securitized debt measured at fair value through earnings	79,471	19,387	—	98,858
Lima One - origination, servicing and other fee income	—	12,372	—	12,372
Other, net	282	35	814	1,131
Total Other (Loss)/Income, net	$(54,716)	$(8,258)	$(1,217)	$(64,191)

Compensation and benefits	$—	$11,170	$9,893	$21,063
General and administrative expenses	—	3,756	5,056	8,812
Loan servicing, financing, and other related costs	6,063	280	5,014	11,357
Amortization of intangible assets	—	1,300	—	1,300
Net Loss	$(18,673)	$(12,805)	$(23,540)	$(55,018)

Less Preferred Stock Dividend Requirement	$—	$—	$8,218	$8,218
Net Loss Available to Common Stock and Participating Securities	$(18,673)	$(12,805)	$(31,758)	$(63,236)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Nine months ended September 30, 2023
Interest Income	$269,586	$156,930	$9,204	$435,720
Interest Expense	180,802	113,050	11,853	305,705
Net Interest Income/(Expense)	$88,784	$43,880	$(2,649)	$130,015
Reversal of Provision for Credit Losses on Residential Whole Loans	663	314	—	977
Net Interest Income/(Expense) after (Provision)/Reversal of Provision for Credit Losses	$89,447	$44,194	$(2,649)	$130,992

Net loss on residential whole loans measured at fair value through earnings	$(101,449)	$(32,974)	$—	$(134,423)
Impairment and other net loss on securities and other portfolio investments	(14,205)	—	(1,594)	(15,799)
Net gain on real estate owned	8,479	25	—	8,504
Net gain on derivatives used for risk management purposes	54,130	19,973	—	74,103
Net loss on securitized debt measured at fair value through earnings	9,412	2,688	—	12,100
Lima One - origination, servicing and other fee income	—	32,562	—	32,562
Other, net	6,535	2,131	1,856	10,522
Total Other (Loss)/Income, net	$(37,098)	$24,405	$262	$(12,431)

Compensation and benefits	$—	$32,952	$33,500	$66,452
General and administrative expenses	—	11,858	20,307	32,165
Loan servicing, financing, and other related costs	15,146	1,049	9,931	26,126
Amortization of intangible assets	—	3,400	—	3,400
Net Income/(Loss)	$37,203	$19,340	$(66,125)	$(9,582)

Less Preferred Stock Dividend Requirement	$—	$—	$24,656	$24,656
Net Income/(Loss) Available to Common Stock and Participating Securities	$37,203	$19,340	$(90,781)	$(34,238)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Nine months ended September 30, 2022
Interest Income	$263,960	$73,736	$1,846	$339,542
Interest Expense	120,678	39,128	11,811	171,617
Net Interest Income/(Expense)	$143,282	$34,608	$(9,965)	$167,925
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	1,211	(105)	—	1,106
Provision for Credit Losses on Other Assets	—	—	(28,579)	(28,579)
Net Interest Income/(Expense) after Reversal of Provision/(Provision) for Credit Losses	$144,493	$34,503	$(38,544)	$140,452

Net loss on residential whole loans measured at fair value through earnings	$(657,223)	$(140,711)	$—	$(797,934)
Impairment and other net gain on securities and other portfolio investments	(2,764)	—	(13,395)	(16,159)
Net gain on real estate owned	19,745	32	—	19,777
Net gain on derivatives used for risk management purposes	217,340	36,381	—	253,721
Net gain on securitized debt measured at fair value through earnings	202,016	45,532	—	247,548
Lima One - origination, servicing and other fee income	—	37,539	—	37,539
Other, net	4,198	64	3,091	7,353
Total Other Income, net	$(216,688)	$(21,163)	$(10,304)	$(248,155)

Compensation and benefits	$—	$29,650	$30,029	$59,679
General and administrative expenses	—	10,509	17,507	28,016
Loan servicing, financing, and other related costs	19,508	839	14,646	34,993
Amortization of intangible assets	—	7,900	—	7,900
Net Loss	$(91,703)	$(35,558)	$(111,030)	$(238,291)

Less Preferred Stock Dividend Requirement	$—	$—	$24,656	$24,656
Net Loss Available to Common Stock and Participating Securities	$(91,703)	$(35,558)	$(135,686)	$(262,947)

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
September 30, 2023
Total Assets	$6,174,062	$3,572,079	$358,659	$10,104,800

December 31, 2022
Total Assets	$6,065,557	$2,618,695	$428,153	$9,112,405

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
SEPTEMBER 30, 2023
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

16. Subsequent Events

Subsequent to quarter end, the Company completed one additional loan securitization collateralized by $225.5 million UPB of Transitional loans.

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

At September 30, 2023, we had total assets of approximately $10.1 billion, of which $8.4 billion, or 83%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and sell the properties (or Transitional loans), (iii) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (or Agency eligible investor loans), (v) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans) and (vi) loans on which a borrower was previously delinquent but has resumed repaying (re-performing loans or RPLs) and loans on which the borrower continues to be more than 60 days delinquent with respect to payment (non-performing loans or NPLs). In addition, at September 30, 2023, we had approximately $724.0 million in investments in securities, including Agency MBS, Term notes backed by MSR collateral, CRT securities and Non-Agency MBS. Our remaining investment-related assets, which represent approximately 3% of our total assets at September 30, 2023, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables.

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

With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of certain of our residential mortgage assets and securitized debt to decline; (iii) coupons on our adjustable-rate assets to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our assets to decline, thereby slowing the amortization of purchase premiums and the accretion of our purchase discounts, and slowing our ability to redeploy capital to generally higher-yielding investments; and (v) the value of our derivative hedging instruments, if any, to increase. Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with our borrowings to decrease; (ii) the value of certain of our residential mortgage assets and securitized debt, to increase; (iii) coupons on our adjustable-rate assets, on a delayed basis, to lower interest rates; (iv) prepayments on our assets to increase, thereby accelerating the amortization of purchase premiums and the accretion of our purchase discounts, and accelerating the redeployment of our capital to generally lower yielding investments; and (v) the value of our derivative hedging instruments, if any, to decrease.  Further, changes in credit spreads will also impact the valuation of our residential whole loans and securitized debt, which could result in volatility in GAAP earnings. In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.

Our investments in residential mortgage assets expose us to credit risk, meaning that we are generally subject to credit losses due to the risk of delinquency, default and foreclosure on the underlying real estate collateral. Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk. With respect to investments in Purchased Performing Loans, we believe that sound underwriting standards, including low LTVs at origination, significantly mitigate our risk of loss. Further, we believe the discounted purchase prices paid on Purchased Non-performing and Purchased Credit Deteriorated Loans mitigate our risk of loss in the event that we receive less than 100% of the par value of these investments.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional prepayment rate, which measures voluntary prepayments of a loan, and the conditional default rate (or CDR) measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended September 30, 2023, the average CPRs on certain of our loan portfolios were: 8.5% for Non-QM loans, 6.5% for Single-family rental loans, 7.4% for Purchased Credit Deteriorated loans, and 9.9% for Purchased Non-Performing loans. In addition, for the three months ended September 30, 2023, the repayment rate (which includes both voluntary and involuntary repayments of principal) was 36.7% for our Transitional loans.

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

Recent Market Conditions and Our Strategy

The third quarter of 2023 again exhibited significant volatility for fixed income investors, as resilient macroeconomic data and hawkish commentary from some Federal Reserve policymakers led to a sell-off in rates and a steepening of the yield curve. This resulted in the most challenging quarter of the year for fixed income markets in the United States. As a result of these market conditions, during the quarter our GAAP book value declined by 6.5% and Economic book value declined by 8.5%. During the quarter, we were again able to add nearly $1 billion of our target assets at attractive yields. These additions included $479.5 million of business purposes loans with a maximum unpaid principal balance of $671.0 million and a weighted average coupon of 10.2% originated by Lima One. Lima One also funded $166.9 million of draws on previously originated loans during the quarter, for total funded origination and draws of $646.5 million in the third quarter. We also purchased $156.1 million of Non-QM loans and $152.0 million of Agency MBS during the quarter. Reflecting the addition of these higher-yielding assets, for the quarter our yield on average interest-earning assets was 6.35%, an increase of 25 basis points over the prior quarter, and our net interest rate spread was 2.17%, a modest increase from the prior quarter. While GAAP net income reflects the impact of declines in asset values, Distributable Earnings, a non-GAAP financial measure that excludes the impact of fair value changes and certain other items, again exceeded our common dividend for the quarter. During the quarter, we continued to execute on our strategy of prioritizing non-mark-to-market term financing for our residential whole loan portfolio, completing our fifth and sixth securitizations of the year, which increased our loan financing from 73% non-mark-to-market at June 30, 2023 to 77% non-mark-to-market at September 30, 2023. Finally, during the quarter we repurchased $10.4 million of our 6.25% Convertible Senior Notes due 2024 (or Convertible Senior Notes) at a discount to their unpaid principal balance.

Third quarter 2023 portfolio activity and impact on financial results

At September 30, 2023, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value was approximately $9.3 billion compared to $8.9 billion at June 30, 2023.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended September 30, 2023:

(In Millions)	June 30, 2023	Runoff (1)	Acquisitions (2)	Other (3)	September 30, 2023	Change
Residential whole loans and REO	$8,260	$(393)	$803	$(133)	$8,537	$277
Securities, at fair value	594	(10)	152	(12)	724	130
Totals	$8,854	$(403)	$955	$(145)	$9,261	$407

(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Transitional loans.
(3)    Primarily includes changes in fair value and changes in the allowance for credit losses.

At September 30, 2023, our total recorded investment in residential whole loans and REO was $8.5 billion, or 92.2% of our residential mortgage asset portfolio. Of this amount, $7.3 billion are Purchased Performing Loans, $418.3 million are Purchased Credit Deteriorated Loans and $699.8 million are Purchased Non-performing Loans. Loan acquisition activity of $802.6 million for the three months ended September 30, 2023 included $646.5 million of business purpose loans (including draws on Transitional loans) and $156.1 million of Non-QM loans. For the three months ended September 30, 2023, we recognized approximately $140.5 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 6.34%, with Purchased Performing Loans generating an effective yield of 6.06%, Purchased Credit Deteriorated Loans generating an effective yield of 6.63% and Purchased Non-performing Loans generating an effective yield of 9.59%. All of our Purchased Non-performing Loans and certain of our Purchased Performing Loans are measured at fair value as a result of the election of the fair value option at acquisition. Included in earnings in Other income, net are net losses on these loans of $132.9 million for the three months ended September 30, 2023. At September 30, 2023 and June 30, 2023, we had REO with an aggregate carrying value of $113.1 million and $120.0 million, respectively, which is included in Other assets on our consolidated balance sheets.

At September 30, 2023, we held $724.0 million of Securities, at fair value, including $525.0 million of Agency MBS, $92.9 million of MSR-related assets, $83.1 million of CRT securities and $23.0 million of Non-Agency MBS. We opportunistically added $151.8 million of Agency MBS this quarter. The net yield on our Securities, at fair value was 7.38% for the three months ended September 30, 2023, compared to 7.67% for the three months ended June 30, 2023.

For the three months ended September 30, 2023, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $1.3 million. The total allowance for credit losses recorded on residential whole loans held at carrying value at September 30, 2023 was $28.6 million.

During the third quarter of 2023, we completed two securitizations collateralized by $601.5 million of unpaid principal balance (or UPB) loans. This included $386.8 million of Non-QM loans and $214.7 million of Single-family rental loans. This securitization provided longer term, non-recourse, non-mark-to-market financing. Subsequent to the third quarter, we completed one additional securitization collateralized by $225.5 million UPB of Transitional loans. During the quarter, interest rates increased and the yield curve steepened, with 2-year Treasury yields up by nearly 20 basis points, 5-Year Treasury yields up by nearly 50 basis points and 10-year yields up by nearly 80 basis points. The net impact on the value of our investment portfolio resulted in net mark-to-market losses in our GAAP financial results. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $13.48 as of September 30, 2023. Book value per common share decreased from $14.42 as of June 30, 2023. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $13.84 as of September 30, 2023, a decrease from $15.12 as of June 30, 2023. Decreases in GAAP and Economic book value during the third quarter of 2023 primarily reflect decreases in the fair value of our Residential whole loan portfolios due to interest rate increases during the quarter. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

Information About Our Assets

The table below presents certain information about our asset allocation at September 30, 2023:

ASSET ALLOCATION

(Dollars in Millions)	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans (2)		Purchased Non-Performing Loans		Securities, at fair value		Real Estate Owned		Other, net (3)	Total
Fair Value/Carrying Value	$7,306		$418		$700		$724		$113		$626	$9,887
Financing Agreements with Non-mark-to-market Collateral Provisions	(1,125)		—		—		—		—		—	(1,125)
Financing Agreements with Mark-to-market Collateral Provisions	(1,375)		(128)		(222)		(609)		(27)		—	(2,361)
Securitized Debt	(3,797)		(240)		(284)		—		(12)		—	(4,333)
Convertible Senior Notes	—		—		—		—		—		(219)	(219)
Net Equity Allocated	$1,009		$50		$194		$115		$74		$407	$1,849
Debt/Net Equity Ratio (4)	6.2	x	7.4	x	2.6	x	5.3	x	0.5	x		4.3	x

(1)Includes $3.6 billion of Non-QM loans, $2.1 billion of Transitional loans, $1.5 billion of Single-family rental loans, $72.6 million of Seasoned performing loans, and $53.1 million of Agency eligible investor loans. At September 30, 2023, the total fair value of these loans is estimated to be $7.2 billion.
(2)At September 30, 2023, the total fair value of these loans is estimated to be $423.2 million.
(3)Includes $300.1 million of cash and cash equivalents, $153.4 million of restricted cash, and $20.0 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(4)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at September 30, 2023. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Purchased Non-Performing Loans
Amount due:
Within one year	$1,169,188	$625	$1,592
After one year:
Over one to five years	993,422	2,818	2,798
Over five years	5,151,441	435,470	695,420
Total due after one year	$6,144,863	$438,288	$698,218
Total residential whole loans	$7,314,051	$438,913	$699,810

(1)Excludes an allowance for credit losses of $8.0 million at September 30, 2023.
(2)Excludes an allowance for credit losses of $20.6 million at September 30, 2023.

The following table presents, at September 30, 2023, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(2)	Purchased Non-Performing Loans (1)
Interest rates:
Fixed	$4,846,808	$374,911	$574,468
Adjustable	1,298,055	63,377	123,750
Total	$6,144,863	$438,288	$698,218

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of September 30, 2023.
(2)Excludes an allowance for credit losses.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at September 30, 2023 and December 31, 2022:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Agency MBS
Face/Par	$540,319	$131,165
Fair Value	525,012	131,700
Amortized Cost	541,635	132,025
Weighted average yield (2)	5.14%	N/A	(1)
Weighted average time to maturity	29.5 years	30.0 years

Term notes backed by MSR collateral
Face/Par	$105,000	$105,000
Fair Value	92,850	97,898
Amortized Cost	90,369	86,399
Weighted average yield (2)	15.90%	14.30%
Weighted average time to maturity	0.0 years	0.8 years

CRT Securities
Face/Par	$79,872	$80,791
Fair Value	83,087	79,214
Amortized Cost	69,340	70,438
Weighted average yield (2)	10.17%	9.96%
Weighted average time to maturity	18.2 years	19.0 years

Non-Agency MBS
Face/Par	$28,800	$29,858
Fair Value	23,010	24,552
Amortized Cost	23,859	24,552
Weighted average yield (2)	5.87%	N/A	(1)
Weighted average time to maturity	28.0 years	28.8 years
(1)These securities were acquired at the end of the reporting period in 2022 and, therefore, no interest income was recorded with respect to these securities in 2022.
(2)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at September 30, 2023 and December 31, 2022.

Tax Considerations

Current period estimated taxable income

We estimate that for the nine months ended September 30, 2023, our REIT taxable income was approximately $102.2 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the nine months ended September 30, 2023, our net TRS taxable loss will be $38.7 million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

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

On October 19, 2022, a three-judge panel of the Fifth Circuit Court of Appeals issued an opinion in Community Financial Services Association of America, et al. v. Consumer Financial Protection Bureau, et al., concluding that the CFPB’s funding structure unconstitutionally violates the Appropriations Clause of the U.S. Constitution. As a result, the Court vacated the payday lending rule that was the subject of challenge. Although the Fifth Circuit’s decision applies only to the disputed regulation in that case, it may call into question the Bureau’s authority and other rules promulgated during CFPB’s self-funding structure. On February 27, 2023, the Supreme Court granted the government's petition to review the Fifth Circuit's decision in the Community Financial case, and the Supreme Court held oral arguments in this matter in early October 2023. On March 23, 2023, the Second Circuit Court of Appeals declined to follow Community Financial, concluding in Consumer Financial Protection Bureau v. Law Offices of Crystal Moroney that CFPB’s funding structure is constitutional. It is unclear yet what impact these rulings may have on the mortgage lending markets but they may give rise to uncertainty, particularly in those markets in the Fifth Circuit. Any such uncertainty could adversely impact the cash flow on mortgage loans.

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

Thus far in 2023, the FHFA has taken numerous actions including a series of pricing adjustments to the framework of upfront fees the GSEs charge lenders on single-family loans or Loan-Level Price Adjustments (LLPAs) and updates to the GSE’s annual Equitable Housing Finance Plans relating to loss mitigation support, financial coaching, and other programs. The FHFA also requested comments regarding proposals to codify the FHFA’s fair lending oversight requirements for the GSEs and information collection and reporting obligations for the GSEs. On March 13, 2023, the FHFA issued a notice of proposed rulemaking regarding the ERCF, including potential modifications related to guarantees on commingled securities, multifamily mortgage exposures secured by government-subsidized properties, derivatives and cleared transactions, and credit scores, among other items. The FHFA disclosed in its “Annual Performance Plan for Fiscal Year 2024” that it intends to issue a final rule enhancing the Enterprise Regulatory Capital Framework (ERCF) by December 31, 2023. As discussed above, new or modified regulatory obligations may continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including MFA.

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

Results of Operations

Quarter Ended September 30, 2023 Compared to the Quarter Ended June 30, 2023

The following table summarizes the changes in our results of operations for the three months ended September 30, 2023 compared to the three months ended June 30, 2023.

	Three Months Ended
(In Thousands)	September 30, 2023	June 30, 2023	QoQ Change
Interest Income:
Residential whole loans	$140,538	$128,048	$12,490
Securities, at fair value	11,945	9,948	1,997
Other interest-earning assets	2,587	2,622	(35)
Cash and cash equivalent investments	4,095	3,732	363
Interest Income	$159,165	$144,350	$14,815

Interest Expense:
Asset-backed and other collateralized financing arrangements	$109,088	$95,884	$13,204
Other interest expense	3,936	3,961	(25)
Interest Expense	$113,024	$99,845	$13,179

Net Interest Income	$46,141	$44,505	$1,636

Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	$1,258	$(294)	$1,552
Net Interest Income after Provision for Credit Losses	$47,399	$44,211	$3,188

Other (Loss)/Income, net:
Net (loss)/gain on residential whole loans measured at fair value through earnings	$(132,894)	$(130,703)	$(2,191)
Impairment and other net (loss)/gain on securities and other portfolio investments	(14,161)	(4,569)	(9,592)
Net gain on real estate owned	2,409	2,153	256
Net gain/(loss) on derivatives used for risk management purposes	34,860	60,451	(25,591)
Net gain on securitized debt measured at fair value through earnings	36,431	27,394	9,037
Lima One - origination, servicing and other fee income	12,109	11,477	632
Other, net	1,854	5,496	(3,642)
Other (Loss)/Income, net	$(59,392)	$(28,301)	$(31,091)

Operating and Other Expense:
Compensation and benefits	$24,051	$21,771	$2,280
Other general and administrative expense	10,605	11,169	(564)
Loan servicing, financing and other related costs	8,989	7,598	1,391
Amortization of intangible assets	800	1,300	(500)
Operating and Other Expense	$44,445	$41,838	$2,607

Net (Loss)/Income	$(56,438)	$(25,928)	$(30,510)
Less Preferred Stock Dividend Requirement	$8,219	$8,218	$1
Net (Loss)/Income Available to Common Stock and Participating Securities	$(64,657)	$(34,146)	$(30,511)

Basic (Loss)/Earnings per Common Share	$(0.64)	$(0.34)	$(0.30)
Diluted (Loss)/Earnings per Common Share	$(0.64)	$(0.34)	$(0.30)

General

For the third quarter of 2023, we had a net loss available to our common stock and participating securities of $(64.7) million, or $(0.64) per basic and diluted common share, compared to a net loss available to common stock and participating securities of $(34.1) million, or $(0.34) per basic and diluted common share, for the second quarter of 2023. The decrease in net income available to common stock and participating securities in the current period primarily reflects a lower Other loss, net, which decreased by $31.1 million to $(59.4) million for the current period, compared to an Other loss, net of $(28.3) million in the immediately prior quarter. The decrease in Other income was primarily driven by lower net gains on derivatives used for risk management purposes and mark-to-market losses in the current quarter on certain of our securities that are measured at fair value through earnings, partially offset by net gains on securitized debt measured at fair value through earnings.

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

For the third quarter of 2023, our net interest spread and margin were 2.17% and 3.02%, respectively, compared to a net interest spread and margin of 2.14% and 2.99%, respectively, for the second quarter of 2023. Our net interest income increased by $1.6 million and was $46.1 million for the third quarter of 2023, compared to $44.5 million for the second quarter of 2023. For the third quarter of 2023, net interest income, which does not include the benefit of swap carry, includes higher net interest income from our residential whole loan portfolio of $1.2 million compared to the second quarter of 2023, primarily due to higher average balances and asset yields, partially offset by an increase in financing rates and higher average balances for our financing agreement borrowings. Net interest income for the third quarter of 2023 also includes approximately $363,000 of additional interest income from cash investment and higher net interest income from our Securities, at fair value portfolio of approximately $142,000 compared to the second quarter of 2023.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2023 and June 30, 2023. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended September 30, 2023			Three Months Ended June 30, 2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,860,261	$140,538	6.34%	$8,402,307	$128,048	6.10%
Securities, at fair value	647,452	11,945	7.38	518,958	9,948	7.67
Cash and cash equivalents (2)	449,193	4,095	3.65	478,015	3,732	3.12
Other interest-earning assets	75,391	2,587	13.73	64,354	2,622	16.30
Total interest-earning assets	10,032,297	159,165	6.35	9,463,634	144,350	6.10

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,574,547	$67,514	7.39%	$3,148,269	$56,562	7.11%
Securitized debt (4)	4,182,541	41,574	3.98	4,051,021	39,322	3.88
Convertible Senior Notes	226,921	3,936	6.94	228,333	3,961	6.94
Total interest-bearing liabilities	7,984,009	113,024	5.59	7,427,623	99,845	5.34
Net interest income/net interest rate spread (5)		46,141	0.76		44,505	0.76
Impact of net Swap carry (6)		28,864	1.41		25,965	1.38
Net interest rate spread (including the impact of Swaps)		$75,005	2.17%		$70,470	2.14%
Net interest-earning assets/net interest margin (7)	$2,048,288		3.02%	$2,036,011		2.99%

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

	Three Months Ended September 30, 2023
	Compared to
	Three Months Ended June 30, 2023
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$7,195	$5,295	$12,490
Securities, at fair value	2,385	(388)	1,997
Cash and cash equivalents	(235)	598	363
Other interest-earning assets	413	(448)	(35)
Total net change in income of interest-earning assets	$9,758	$5,057	$14,815

Interest-bearing liabilities:
Residential whole loan financing agreements	$6,516	$2,495	$9,011
Securities, at fair value repurchase agreements	1,665	190	1,855
REO financing agreements	44	42	86
Securitized debt	1,278	974	2,252
Convertible Senior Notes	(24)	(1)	(25)
Total net change in expense of interest-bearing liabilities	$9,479	$3,700	$13,179
Net change in net interest income	$279	$1,357	$1,636

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
September 30, 2023	2.17%	3.02%
June 30, 2023	2.14	2.99
March 31, 2023	1.74	2.64
December 31, 2022	2.21	3.04
September 30, 2022	1.64	2.43

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net swap expense).
(2)Reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022

Purchased Performing Loans
Net Yield (1)	6.06%	5.66%	5.38%	5.04%	4.75%
Cost of Funding (2)	4.23%	3.97%	3.95%	3.70%	3.60%
Net Interest Spread	1.83%	1.69%	1.43%	1.34%	1.15%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.63%	7.09%	6.13%	6.59%	6.49%
Cost of Funding (2)	2.43%	1.98%	2.23%	2.13%	2.72%
Net Interest Spread	4.20%	5.11%	3.90%	4.46%	3.77%

Purchased Non-Performing Loans
Net Yield (1)	9.59%	10.11%	8.46%	11.15%	9.84%
Cost of Funding (2)	3.65%	3.53%	3.53%	3.01%	2.86%
Net Interest Spread	5.94%	6.58%	4.93%	8.14%	6.98%

Total Residential Whole Loans
Net Yield (1)	6.34%	6.10%	5.68%	5.62%	5.30%
Cost of Funding (2)	4.10%	3.83%	3.82%	3.56%	3.49%
Net Interest Spread	2.24%	2.27%	1.86%	2.06%	1.81%

(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above include the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps and, accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended September 30, 2023, this decreased the overall funding cost by 143 basis points for our Residential whole loans, 146 basis points for our Purchased Performing Loans, 161 basis points for our Purchased Credit Deteriorated Loans, and 89 basis points for our Purchased Non-Performing Loans. For the quarter ended June 30, 2023, this decreased the overall funding cost by 144 basis points for our Residential whole loans, 145 basis points for our Purchased

Performing Loans, 206 basis points for our Purchased Credit Deteriorated Loans, and 87 basis points for our Purchased Non-Performing Loans. For the quarter ended March 31, 2023, this decreased the overall funding cost by 127 basis points for our Residential whole loans, 129 basis points for our Purchased Performing Loans, 171 basis points for our Purchased Credit Deteriorated Loans, and 77 basis points for our Purchased Non-Performing Loans. For the quarter ended December 31, 2022, this decreased the overall funding cost by 89 basis points for our Residential whole loans, 87 basis points for our Purchased Performing Loans, 141 basis points for our Purchased Credit Deteriorated Loans, and 76 basis points for our Purchased Non-Performing Loans. For the quarter ended September 30, 2022, this decreased the overall funding cost by 20 basis points for our Residential whole loans, 19 basis points for our Purchased Performing Loans, 43 basis points for our Purchased Credit Deteriorated Loans, and 24 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our Securities for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread
September 30, 2023	7.38%	3.92%	3.46%
June 30, 2023	7.67	4.29	3.38
March 31, 2023	8.76	4.52	4.24
December 31, 2022	30.33	5.47	24.86
September 30, 2022	11.06	3.94	7.12

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
(3)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above for the quarterly periods ended September 30, 2023, June 30, 2023 and March 31, 2023 includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the quarter ended September 30, 2023, this decreased the overall funding cost by 191 basis points for our Securities, at fair value. For the quarter ended June 30, 2023, this decreased the overall funding cost by 138 basis points for our Securities, at fair value. For the quarter ended March 31, 2023, this decreased the overall funding cost by 104 basis points for our Securities, at fair value. Periods prior to the quarter ended March 31, 2023 were not impacted as there was no allocation of net swap carry to the financing of our Securities, at fair value for those periods.

Interest Income

Interest income on our residential whole loans for the third quarter of 2023 increased by $12.5 million, or 9.8%, to $140.5 million, compared to $128.0 million for the second quarter of 2023. This increase primarily reflects a $458.0 million increase in the average balance of this portfolio to $8.9 billion for the third quarter of 2023 from the second quarter of 2023 and an increase in the yield to 6.34% for the third quarter of 2023 from 6.10% for the second quarter of 2023.

Interest income on our Securities, at fair value portfolio for the third quarter of 2023 increased by $2.0 million to $11.9 million from $9.9 million for the second quarter of 2023. This increase primarily reflects an increase in the average amortized cost of the portfolio of $128.5 million, due to additional purchases of Agency MBS in the third quarter of 2023, partially offset by a decrease in the net yield on our Securities, at fair value to 7.38% for the third quarter of 2023, compared to 7.67% for the second quarter of 2023.

Interest Expense

Our interest expense for the third quarter of 2023 increased by $13.2 million, or 13.2%, to $113.0 million, from $99.8 million for the second quarter of 2023. This increase primarily reflects an increase in financing rates on our financing agreements and higher overall average balances of our financing agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the third quarter of 2023, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $1.3 million compared to a provision for credit losses of $294,000 for the second quarter of 2023. The reversal of provision recorded in the current period primarily reflects the run-off of loans held at carrying value, partially offset by the impact of loan charge-offs.

Other (Loss)/Income, net

For the third quarter of 2023, Other Loss, net was $(59.4) million, compared to an Other Loss, net of $(28.3) million for the second quarter of 2023.  The components of Other (Loss)/Income, net for the third and second quarters of 2023 are summarized in the table below:

	Three Months Ended
(In Thousands)	September 30, 2023	June 30, 2023
Net loss on residential whole loans measured at fair value through earnings	$(132,894)	$(130,703)
Impairment and other net loss on securities and other portfolio investments	(14,161)	(4,569)
Net gain on real estate owned	2,409	2,153
Net gain on derivatives used for risk management purposes	34,860	60,451
Net gain on securitized debt measured at fair value through earnings	36,431	27,394
Lima One - origination, servicing and other fee income	12,109	11,477
Other, net	1,854	5,496
Other (Loss)/Income, net	$(59,392)	$(28,301)

Operating and Other Expense

For the third quarter of 2023, we had compensation and benefits and other general and administrative expenses of $34.7 million, compared to $32.9 million for the second quarter of 2023. Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, taxes, and miscellaneous expenses. Compensation and benefits expense increased by $2.3 million to $24.1 million for the third quarter of 2023, compared to $21.8 million for the second quarter of 2023, primarily reflecting higher compensation costs at Lima One, consistent with higher commission expense related to higher origination volumes and higher headcount compared to the prior period, as well as certain non-recurring adjustments made to service period assumptions for stock-based compensation expense. Our other general and administrative expenses decreased by $564,000 to $10.6 million for the third quarter of 2023, compared to $11.2 million for the second quarter of 2023, primarily reflecting the timing of Directors compensation costs related to the annual grant of equity awards to non-employee Directors made in the second quarter of 2023.

Operating and Other Expense for the third quarter of 2023 also includes $9.0 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior quarter period by approximately $1.4 million, or 18.3%, primarily due to higher expenses recognized related to loan securitization activities.

In addition, Other expenses for each of the third quarter of 2023 and the second quarter of 2023 also include $800,000 and $1.3 million, respectively, of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
September 30, 2023	(0.56)%	(2.96)%	—	19.10%	4.3	2.0
June 30, 2023	(0.27)	(1.31)	—	20.99	3.9	1.9
March 31, 2023	3.14	14.40	0.56	21.81	3.5	1.6
December 31, 2022	0.29	1.32	—	21.59	3.5	1.8
September 30, 2022	(0.58)	(2.57)	—	22.53	3.6	1.7

(1)Reflects annualized net income divided by average total assets. For the quarters ended September 30, 2023, June 30, 2023 and September 30, 2022, the amounts calculated reflect the quarterly net income divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity. For the quarters ended September 30, 2023, June 30, 2023 and September 30, 2022, the amounts calculated reflect the quarterly net income divided by average total stockholders’ equity.
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

Nine Month Period Ended September 30, 2023 Compared to the Nine Month Period Ended September 30, 2022

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

	Nine Months Ended
(In Thousands)	September 30, 2023	September 30, 2022	YoY Change
Interest Income:
Residential whole loans	$388,096	$316,235	$71,861
Securities, at fair value	29,201	16,181	13,020
Other interest-earning assets	7,560	5,071	2,489
Cash and cash equivalent investments	10,863	2,055	8,808
Interest Income	$435,720	$339,542	$96,178

Interest Expense:
Asset-backed and other collateralized financing arrangements	$293,852	$159,806	$134,046
Other interest expense	11,853	11,811	42
Interest Expense	$305,705	$171,617	$134,088

Net Interest Income	$130,015	$167,925	$(37,910)

Reversal of Provision for Credit Losses on Residential Whole Loans	$977	$1,106	$(129)
Provision for Credit Losses on Other Assets	—	(28,579)	28,579
Net Interest Income after Provision for Credit Losses	$130,992	$140,452	$(9,460)

Other Income/(Loss), net:
Net loss on residential whole loans measured at fair value through earnings	$(134,423)	$(797,934)	$663,511
Impairment and other net loss on securities and other portfolio investments	(15,799)	(16,159)	360
Net gain on real estate owned	8,504	19,777	(11,273)
Net gain on derivatives used for risk management purposes	74,103	253,721	(179,618)
Net gain on securitized debt measured at fair value through earnings	12,100	247,548	(235,448)
Lima One - origination, servicing and other fee income	32,562	37,539	(4,977)
Other, net	10,522	7,353	3,169
Other (Loss)/Income, net	$(12,431)	$(248,155)	$235,724

Operating and Other Expense:
Compensation and benefits	$66,452	$59,679	$6,773
Other general and administrative expense	32,165	28,016	4,149
Loan servicing, financing and other related costs	26,126	34,993	(8,867)
Amortization of intangible assets	3,400	7,900	(4,500)
Operating and Other Expense	$128,143	$130,588	$(2,445)

Net (Loss)/Income	$(9,582)	$(238,291)	$228,709
Less Preferred Stock Dividend Requirement	$24,656	$24,656	$—
Net (Loss)/Income Available to Common Stock and Participating Securities	$(34,238)	$(262,947)	$228,709

Basic (Loss)/Earnings per Common Share	$(0.34)	$(2.54)	$2.20
Diluted (Loss)/Earnings per Common Share	$(0.34)	$(2.54)	$2.20

General

For the nine months ended September 30, 2023, we had a net loss available to our common stock and participating securities of $(34.2) million, or $(0.34) per basic and diluted common share, compared to a net loss available to our common stock and participating securities of $(262.9) million, or $(2.54) per basic and diluted common share, for the nine months ended September 30, 2022. The net loss available to common stock and participating securities in the current period primarily reflects a lower Other loss, net, of $235.7 million, primarily driven by lower mark-to-market losses in the current period on our residential whole loans that are measured at fair value through earnings, partially offset by lower net gains on derivatives used for risk management purposes and unrealized losses on securitized debt. Net interest income decreased by $37.9 million from the prior nine month period, primarily due to higher funding costs associated with our financing arrangements given the impact of significantly higher interest rates over the past twelve months, partially offset by higher asset yields earned on our residential whole loans portfolio and higher amounts invested in our residential mortgage asset portfolio. In addition, for the nine months ended September 30, 2022, we recorded a Provision for Credit Losses on Other Assets of $28.6 million, reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022. No such provision was recorded in the current year period.

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

For the nine months ended September 30, 2023, our net interest spread and margin were 2.02% and 2.89%, respectively, compared to a net interest spread and margin of 1.64% and 2.39%, respectively, for the nine months ended September 30, 2022. Our net interest income decreased by $37.9 million, or 22.6%, to $130.0 million for the nine months ended September 30, 2023 compared to net interest income of $167.9 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net interest income, which does not include the benefit of swap carry, includes lower net interest income from our residential whole loan portfolio of $47.1 million compared to the nine months ended September 30, 2022, primarily due to higher rates paid on our financing agreement borrowings partially offset by higher asset yields and higher amounts invested in the loan portfolio. In addition, net interest income for the nine months ended September 30, 2023 included lower net interest income from our Securities, at fair value portfolio of approximately $1.5 million. Net interest income for the nine months ended September 30, 2023 also includes approximately $11.3 million of additional interest income from cash and other interest earning assets compared to the nine months ended September 30, 2022.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2023 and 2022.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,563,563	$388,096	6.04%	$8,376,199	$316,235	5.03%
Securities, at fair value	501,222	29,201	7.77	207,026	16,181	10.42
Cash and cash equivalents (2)	467,881	10,863	3.10	498,832	2,055	0.55
Other interest-earning assets	66,388	7,560	15.18	61,208	5,071	11.05
Total interest-earning assets	9,599,054	435,720	6.05	9,143,265	339,542	4.95

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,291,028	$177,377	7.11%	$3,634,320	$91,498	3.32%
Securitized debt (4)	4,017,880	116,475	3.87	3,226,294	68,308	2.79
Convertible Senior Notes	227,737	11,853	6.94	226,924	11,811	6.94
Total interest-bearing liabilities	7,536,645	305,705	5.37	7,087,538	171,617	3.19
Net interest income/net interest rate spread (5)		130,015	0.68		167,925	1.76
Impact of net Swap carry (6)		76,646	1.34		6,151	0.12
Net interest rate spread (including the impact of Swaps)		$206,661	2.02%		$161,774	1.64%
Net interest-earning assets/net interest margin (7)	$2,062,409		2.89%	$2,055,727		2.39%

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

	Nine Months Ended September 30, 2023
	Compared to
	Nine Months Ended September 30, 2022
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$7,186	$64,675	$71,861
Securities, at fair value	18,027	(5,007)	13,020
Cash and cash equivalents	(135)	8,943	8,808
Other interest-earning assets	459	2,030	2,489
Total net change in income of interest-earning assets	$25,537	$70,641	$96,178

Interest-bearing liabilities:
Residential whole loan financing agreements	$(17,479)	$88,044	$70,565
Securities, at fair value repurchase agreements	8,669	5,869	14,538
REO financing agreements	66	710	776
Securitized debt	18,737	29,430	48,167
Convertible Senior Notes and Senior Notes	43	(1)	42
Total net change in expense of interest-bearing liabilities	$10,036	$124,052	$134,088
Net change in net interest income	$15,501	$(53,411)	$(37,910)

The following table presents the components of the net interest spread earned on our Residential whole loans for the periods presented:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Purchased Performing Loans
Net Yield (1)	5.71%	4.38%
Cost of Funding (2)	4.05%	3.23%
Net Interest Spread	1.66%	1.15%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.61%	6.71%
Cost of Funding (2)	2.22%	2.92%
Net Interest Spread	4.39%	3.79%

Purchased Non-Performing Loans
Net Yield (1)	9.37%	9.69%
Cost of Funding (2)	3.57%	3.10%
Net Interest Spread	5.80%	6.59%

Total Residential Whole Loans
Net Yield (1)	6.04%	5.03%
Cost of Funding (2)	3.91%	3.20%
Net Interest Spread	2.13%	1.83%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps, and accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the period ended September 30, 2023, this decreased the overall funding cost by 138 basis points for our Residential whole loans, 140 basis points for our Purchased Performing Loans, 179 basis points for our Purchased Credit Deteriorated Loans, and 84 basis points for our Purchased Non-Performing Loans. For the period ended September 30, 2022, this increased the overall funding cost by 12 basis points for our Residential whole loans, 11 basis points for our Purchased Performing Loans, 19 basis points for our Purchased Credit Deteriorated Loans, and 15 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the periods presented:

	Securities, at fair value
Nine Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread
September 30, 2023	7.77%	4.17%	3.60%
September 30, 2022	10.42	2.72	7.70
(1)Reflects annualized interest income divided by average amortized cost.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above for the nine months ended September 30, 2023 includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the nine months ended September 30, 2023, this decreased the overall funding cost by 155 basis points for our Securities, at fair value. Periods prior to the quarter ended March 31, 2023 were not impacted as there was no allocation of net swap carry to the financing of our Securities, at fair value for those periods.

Interest Income

Interest income on our residential whole loans for the nine months ended September 30, 2023 increased by $71.9 million, or 22.7%, to $388.1 million, compared to $316.2 million for the nine months ended September 30, 2022. This increase primarily reflects an increase in the yield to 6.04% for the nine months ended September 30, 2023 from 5.03% for the nine months ended September 30, 2022, and a $187.4 million increase in the average balance of this portfolio to $8.6 billion for the nine months ended September 30, 2023 from $8.4 billion for the nine months ended September 30, 2022.

Interest income on our Securities, at fair value portfolio for the nine months ended September 30, 2023 increased by $13.0 million to $29.2 million from $16.2 million for the nine months ended September 30, 2022. This increase primarily reflects an increase in the average amortized cost of the portfolio of $294.2 million due to purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 7.77% for the nine months ended September 30, 2023, compared to 10.42% for the nine months ended September 30, 2022.

Interest Expense

Our interest expense for the nine months ended September 30, 2023 increased by $134.1 million, or 78.1%, to $305.7 million, from $171.6 million for the nine months ended September 30, 2022.  This increase primarily reflects an increase in financing rates on our financing agreements and higher overall average balances of our financing agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the nine months ended September 30, 2023, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $977,000 compared to a reversal of provision for credit losses of $1.1 million for the nine months ended September 30, 2022. The reversal of provision recorded in the current period primarily reflects the run-off of loans held at carrying value, partially offset by the impact of loan charge-offs. The prior period reversal primarily reflects run-off of loans held at carrying value and adjustments to certain economic and loan prepayment speeds used in our credit loss forecasts.

Provision for Credit Losses on Other Assets

For the nine months ended September 30, 2022, we recorded a provision for credit losses on Other Assets of $28.6 million, reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022. No such provision was recorded for the nine months ended September 30, 2023.

Other (Loss)/Income, net

For the nine months ended September 30, 2023, Other Loss, net was $(12.4) million, compared to an Other Loss, net of $(248.2) million for the nine months ended September 30, 2022.  The components of Other Income/(Loss), net for the nine months ended September 30, 2023 and 2022 are summarized in the table below:

	Nine Months Ended September 30,
(In Thousands)	2023	2022
Net loss on residential whole loans measured at fair value through earnings	$(134,423)	$(797,934)
Impairment and other net loss on securities and other portfolio investments	(15,799)	(16,159)
Net gain on real estate owned	8,504	19,777
Net gain on derivatives used for risk management purposes	74,103	253,721
Net gain on securitized debt measured at fair value through earnings	12,100	247,548
Lima One - origination, servicing and other fee income	32,562	37,539
Other, net	10,522	7,353
Other (Loss)/Income, net	$(12,431)	$(248,155)

Operating and Other Expense

During the nine months ended September 30, 2023, we had compensation and benefits and other general and administrative expenses of $98.6 million, compared to $87.7 million for the nine months ended September 30, 2022.  Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, taxes, and miscellaneous expenses. Compensation and benefits expense increased $6.8 million to $66.5 million for the nine months ended September 30, 2023, compared to $59.7 million for the nine months ended September 30, 2022, primarily reflecting higher salary expense and an increase in long-term incentive compensation, partially offset by lower sales commission expense at Lima One. Our other general and administrative expenses increased by $4.1 million to $32.2 million for the nine months ended September 30, 2023, compared to $28.0 million for the nine months ended September 30, 2022, primarily reflecting higher costs associated with deferred compensation to Directors in the current period, which were impacted by changes in our stock price, the impact of higher depreciation and other costs in the current period primarily related to furniture and fixtures and IT infrastructure at our corporate offices, partially offset by lower tax provisions and state tax expense as well as lower insurance costs.

Operating and Other Expense during the nine months ended September 30, 2023 also includes $26.1 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $8.9 million, or 25.3%, primarily due to lower expenses recognized related to loan securitization activities, lower servicing fees, diligence and other costs associated with acquiring loans and lower expenses on our REO portfolio.

In addition, Other expenses for the nine months ended September 30, 2023 and 2022 also includes $3.4 million and $7.9 million, respectively, of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Nine Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
September 30, 2023	(0.10)%	(0.50)%	—	20.11%	4.3	2.0
September 30, 2022	(2.50)	(10.21)	—	24.47	3.6	1.7
(1)Reflects net income divided by average total assets.
(2)Reflects net income divided by average total stockholders’ equity.
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

The following table provides a reconciliation of our GAAP net (loss)/income used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
GAAP Net (loss)/income used in the calculation of basic EPS	$(64,776)	$(34,265)	$64,407	$(1,647)	$(63,410)

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	132,894	130,703	(129,174)	68,828	291,818
Securities held at fair value	13,439	3,698	(2,931)	383	(1,549)
Interest rate swaps	(9,433)	(37,018)	40,747	12,725	(108,917)
Securitized debt held at fair value	(40,229)	(30,908)	48,846	(44,988)	(100,767)
Investments in loan origination partners	722	872	—	8,526	2,031
Expense items:
Amortization of intangible assets	800	1,300	1,300	1,300	1,300
Equity based compensation	4,447	3,932	3,020	2,480	2,673
Securitization-related transaction costs	3,217	2,071	4,602	1,744	5,014
Total adjustments	105,857	74,650	(33,590)	50,998	91,603
Distributable earnings	$41,081	$40,385	$30,817	$49,351	$28,193

GAAP (loss)/earnings per basic common share	$(0.64)	$(0.34)	$0.63	$(0.02)	$(0.62)
Distributable earnings per basic common share	$0.40	$0.40	$0.30	$0.48	$0.28
Weighted average common shares for basic earnings per share	101,916	101,915	101,900	101,800	101,795

Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
September 30, 2023	1.97%	10.33%	0.88
June 30, 2023	2.05	9.79	0.88
March 31, 2023	1.68	7.73	1.17
December 31, 2022	2.45	11.34	0.73
September 30, 2022	1.53	6.79	1.57

(1)Reflects annualized Distributable earnings before preferred dividends divided by average total assets.
(2)Reflects annualized Distributable earnings before preferred dividends divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by Distributable earnings per share.

Segment Reporting (using Distributable earnings)

The following table presents our non-GAAP Distributable earnings by segment for the quarterly period below:

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three Months Ended September 30, 2023
GAAP Net (loss)/income used in the calculation of basic EPS	$(33,411)	$(993)	$(30,372)	$(64,776)

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	99,500	33,394	—	132,894
Securities held at fair value	13,439	—	—	13,439
Interest rate swaps	(7,098)	(2,335)	—	(9,433)
Securitized debt held at fair value	(28,572)	(11,657)	—	(40,229)
Investments in loan origination partners	—	—	722	722
Expense items:
Amortization of intangible assets	—	800	—	800
Equity based compensation	—	131	4,316	4,447
Securitization-related transaction costs	—	—	3,217	3,217
Total adjustments	$77,269	$20,333	$8,255	$105,857
Distributable earnings	$43,858	$19,340	$(22,117)	$41,081

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three Months Ended June 30, 2023
GAAP Net income/(loss) used in the calculation of basic EPS	$(5,539)	$118	$(28,844)	$(34,265)

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	97,459	33,244	—	130,703
Securities held at fair value	3,698	—	—	3,698
Interest rate swaps	(27,903)	(9,115)	—	(37,018)
Securitized debt held at fair value	(21,756)	(9,152)	—	(30,908)
Investments in loan origination partners	—	—	872	872
Expense items:
Amortization of intangible assets	—	1,300	—	1,300
Equity based compensation	—	130	3,802	3,932
Securitization-related transaction costs	—	—	2,071	2,071
Total adjustments	$51,498	$16,407	$6,745	$74,650
Distributable earnings	$45,959	$16,525	$(22,099)	$40,385

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
GAAP Total Stockholders’ Equity	$1,848.5	$1,944.8	$2,018.6	$1,988.8	$2,033.9
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,373.5	1,469.8	1,543.6	1,513.8	1,558.9
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	(85.3)	(58.3)	(33.9)	(70.2)	(58.2)
Fair value adjustment to Securitized debt, at carrying value	122.5	129.8	122.4	139.7	109.6

Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,410.7	$1,541.3	$1,632.1	$1,583.3	$1,610.3

GAAP book value per common share	$13.48	$14.42	$15.15	$14.87	$15.31
Economic book value per common share	$13.84	$15.12	$16.02	$15.55	$15.82
Number of shares of common stock outstanding	101.9	101.9	101.9	101.8	101.8

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, at September 30, 2023, we had approximately 2.0 million shares of common stock available for issuance pursuant to our Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or DRSPP) shelf registration statement. During the nine months ended September 30, 2023, we issued 6,666 shares of common stock through our DRSPP, raising net proceeds of approximately $74,000.

During the nine months ended September 30, 2023, we did not repurchase any share of common stock through the stock repurchase program. At September 30, 2023, approximately $202.5 million remained available under the current Board authorization for the purchase of common stock under our stock repurchase program.

In February 2023, our Board authorized a repurchase program for our 6.25% Convertible Senior Notes due 2024 (or the Convertible Senior Notes) pursuant to which we may repurchase up to $100 million of our Convertible Senior Notes. The convertible notes repurchase program does not require the purchase of any minimum amount of Convertible Senior Notes. The timing and extent to which we repurchase our Convertible Senior Notes will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. In September 2023, we repurchased $10.4 million principal amount of the Convertible Senior Notes for $10.3 million and recorded a gain of $41,000 to Other, net on the consolidated statement of operations.

Financing Agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of September 30, 2023, we had $2.4 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $5.7 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders, and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At September 30, 2023, we had unused financing capacity of approximately $1.7 billion across our financing arrangements for all collateral types.

Margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day. We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination. When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and attempt to resolve the matter. If this is not successful, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third-party to review collateral valuations. For certain other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing. For additional information regarding our various types of financing arrangements, including those with non-mark-to-market terms and the haircuts for those agreements with mark-to-market collateral provisions, see Note 6 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

At September 30, 2023, we had a total of $3.9 billion of residential whole loans and securities and $22.4 million of restricted cash pledged to our financing counterparties. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
September 30, 2023	$3,574,547	$3,486,440	$3,766,848	$4,014,161	$4,332,936	$4,332,936
June 30, 2023	3,148,269	3,370,327	3,370,327	3,924,422	3,969,274	4,043,482
March 31, 2023	3,145,555	3,042,802	3,189,587	3,680,042	3,830,309	3,838,654
December 31, 2022	3,147,303	3,226,651	3,226,651	3,842,757	3,357,590	3,855,013
September 30, 2022	3,351,046	3,229,640	3,441,200	3,643,872	3,832,311	3,832,311

(1)The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019.

Cash Flows and Liquidity for the Nine Months Ended September 30, 2023

Our cash, cash equivalents and restricted cash decreased by $40.5 million during the nine months ended September 30, 2023, reflecting:  $1.2 billion used in our investing activities, $1.1 billion provided by our financing activities and $104.9 million provided by our operating activities.

At September 30, 2023, our debt-to-equity multiple was 4.3 times compared to 3.5 times at December 31, 2022. Our recourse leverage multiple at September 30, 2023 was 2.0 times compared to 1.8 times at December 31, 2022. At September 30, 2023, we had borrowings under asset-backed financing agreements of $3.5 billion, of which $2.9 billion were secured by residential whole loans, $609.0 million were secured by securities and $27.0 million were secured by REO. In addition, at September 30, 2023, we had securitized debt of $4.3 billion in connection with our loan securitization transactions. At December 31, 2022, we had borrowings under asset-backed financing agreements of $3.2 billion, of which $3.1 billion were secured by residential whole loans, $111.7 million were secured by securities and $25.5 million were secured by REO. In addition, at December 31, 2022, we had securitized debt of $3.4 billion in connection with our loan securitization transactions.

During the nine months ended September 30, 2023, $1.2 billion was used in our investing activities.  We utilized $2.2 billion for acquisitions and origination of residential whole loans, loan related investments and capitalized advances and $535.7 million for acquisitions of securities. During the nine months ended September 30, 2023, we received $1.1 billion of principal payments on residential whole loans and loan related investments, $264.9 million of proceeds from the sale of residential whole loans, and $92.4 million of proceeds on sales of REO.  In addition, during the nine months ended September 30, 2023, we received cash proceeds of $26.7 million from principal payments on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
September 30, 2023	$35,690	$4,363	$40,053	$34,846	$(5,207)
June 30, 2023	5,982	2,909	8,891	5,328	(3,563)
March 31, 2023	676	2,965	3,641	6,529	2,888
December 31, 2022	—	12,121	12,121	13,629	1,508
September 30, 2022	—	4,784	4,784	12,291	7,507

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of September 30, 2023.

During the nine months ended September 30, 2023, we paid $107.3 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $24.7 million on our preferred stock. On September 20, 2023, we declared our third quarter 2023 dividend on our common stock of $0.35 per share; on October 31, 2023, we paid this dividend, which totaled approximately $35.8 million, including dividend equivalents of approximately $119,000.

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

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio at September 30, 2023. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at September 30, 2023.

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$(129,142)	0.86%	(1.32)%
+ 50 Basis Point Increase	$(58,705)	0.27%	(0.60)%
Actual at September 30, 2023	$—	—%	—%
- 50 Basis Point Decrease	$46,975	0.09%	0.48%
-100 Basis Point Decrease	$82,219	(1.25)%	0.84%

(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our Swaps, securitized debt, and other fixed-rate debt.
(3)Includes the impact of the net carry on our Swaps.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2023. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At September 30, 2023, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because the presence of this floor could limit the potential impact of an interest rate decrease in certain rate environments, hypothetical interest rate shock decreases below the assumed floor could cause changes in the fair value of our financial instruments and our net interest income in excess of the amounts assumed.

At September 30, 2023, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.05 which is the weighted average of 3.55 for our Residential whole loans, 3.47 for our Securities investments, (2.79) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.01 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.47), which is the weighted average of (0.50) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (0.74) for our Securities and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

The following table presents certain information about our Residential whole loans at September 30, 2023:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans		Purchased Non-Performing Loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$7,757,821	$242,587	$373,572	$65,341	$527,932	$107,562	$9,074,815
Unpaid principal balance (UPB)	$7,646,138	$238,774	$427,632	$89,979	$615,011	$183,891	$9,201,425
Weighted average coupon (1)	6.6%	6.1%	4.8%	4.7%	5.2%	5.1%	5.9%
Weighted average term to maturity (months)	246	337	263	302	261	311	244
Weighted average LTV (2)	64.5%	86.0%	50.1%	103.9%	49.5%	107.6%	64.6%
Loans 90+ days delinquent (UPB)	$167,866	$8,851	$55,918	$16,894	$156,184	$69,016	$474,729

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $423.6 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at September 30, 2023:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	28.8%
Florida	12.4%
Texas	7.0%
Georgia	5.0%
New York	4.4%

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

At September 30, 2023, we had access to various sources of liquidity, including $300.1 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at September 30, 2023, we had $30.5 million of unencumbered residential whole loans.

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

In addition, increased prepayments are generally associated with decreasing market interest rates as borrowers are able to refinance their mortgages at lower rates. Therefore, increased prepayments on our investments may accelerate the redeployment of our capital to generally lower yielding investments. Similarly, decreased prepayments are generally associated with increasing market interest rates and may slow our ability to redeploy capital to generally higher-yielding investments.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2023, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2023. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

At September 30, 2023, approximately $202.5 million remained available under the current authorization for the purchase of our common stock under the stock repurchase program.

We engaged in no share repurchase activity during the third quarter of 2023 pursuant to the stock repurchase program nor did we withhold any restricted shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to satisfy tax and payroll withholding obligations resulting from the vesting and settlement of restricted stock awards and/or restricted stock units (RSUs).

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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022; (ii) our Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2023 and 2022; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2023 and 2022; (v) our Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2023	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Michael Roper
Michael Roper
Chief Financial Officer