Form 10-K
period 2023-12-31
MFA FINANCIAL, INC.
filed 2024-02-22
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
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
(212) 207-6400
(Registrant’s telephone number, including area code)
____________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	MFA	New York Stock Exchange
7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	MFA/PB	New York Stock Exchange
6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share	MFA/PC	New York Stock Exchange
8.875% Senior Notes due 2029	MFAN	New York Stock Exchange

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

On June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.1 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 15, 2024, the registrant had a total of 102,082,499 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about June 4, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MFA FINANCIAL, INC.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K:  Purchased Performing Loans refer to loans that may include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and refinance or sell the properties (“Transitional loans”) (also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”), and (v) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). Purchased Credit Deteriorated Loans refer to loans that are typically characterized by borrowers who had previously experienced payment delinquencies and the amount owed may have exceeded the value of the property pledged as collateral at the time of acquisition. Purchased Non-performing Loans refer to loans that are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. MBS generally refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as the Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); Non-Agency MBS refers to MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation and include (i) Legacy Non-Agency MBS, which are MBS issued prior to 2008, and (ii) RPL/NPL MBS, which refers to MBS backed primarily by securitized re-performing and non-performing loans. Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to adjustable-rate mortgage loans which have interest rates that reset annually or more frequently; CRT securities refer to credit risk transfer securities, that are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac; MSR-related assets refer to certain term notes backed directly or indirectly by mortgage servicing rights (“MSRs”) or loans to certain entities that are generally secured by cash flows generated by mortgage servicing rights and other unencumbered assets owned by the borrower; and Real Estate Owned (“REO”) refers to real estate acquired by us, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans.

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

PART I

Item 1.  Business.

GENERAL

We are a specialty finance company that invests in and finances residential mortgage assets. Our targeted investments include principally the following:

•Residential whole loans, including Purchased Performing Loans, Purchased Credit Deteriorated and Purchased Non-performing Loans, which we acquire and hold through certain trusts that are consolidated on our balance sheet for financial reporting purposes. Through our wholly-owned subsidiary, Lima One Capital, LLC (or Lima One), a leading nationwide originator and servicer of business purpose loans (or BPLs), which we acquired on July 1, 2021, we originate and service BPLs for real estate investors. We also own real estate (or REO), which is typically acquired as a result of the foreclosure or other liquidation of delinquent whole loans in connection with our loan investment activities.
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

2023 was another challenging year for fixed income, as investors faced significant volatility as markets balanced aggressive monetary policy tightening, inflationary pressures, and increasing geopolitical uncertainty along with resilient macroeconomic data, the probability of a recession, and expectations regarding the timing of a potential monetary policy shift. We addressed these challenges by prioritizing liquidity, prudently hedging our exposure to interest rates, and using loan securitizations to replace floating rate recourse mark-to-market financing with fixed rate non-recourse, non-mark-to-market financing. Despite the continued interest rate volatility, we believe the successful execution of our strategy allowed us to add to our target asset classes at attractive yields and deliver positive returns in challenging conditions.

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

INVESTMENT STRATEGY

We primarily invest in and finance, through our various subsidiaries, residential mortgage assets. During 2023 we acquired approximately $3.0 billion of residential whole loans. This includes $2.1 billion of loans originated by our wholly-owned subsidiary, Lima One, which has funded more than $4.9 billion of loans since July 2021, when we fully acquired Lima One. At the end of 2023, residential whole loan investments comprised approximately 84% of our assets and 67% of our allocated net equity. During 2024, assuming economic conditions continue to support markets for residential mortgage assets, we expect to continue pursuing investment opportunities primarily focused on residential whole loans as market opportunities arise. We expect that our investment activities will continue to be financed primarily through a combination of securitization transactions, term loan warehouse financing and repurchase agreement financing.

At December 31, 2023, our total investment-related assets were comprised of the following: $9.0 billion, or approximately 90%, of residential whole loans (compared to $7.5 billion, or 92%, at December 31, 2022); $746.1 million, or 7%, of residential mortgage securities (compared to $333.4 million, or 4%, at December 31, 2022); and $327.1 million, or 3%, of remaining investment-related assets, comprised primarily of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables (compared to $315.0 million, or 4% at December 31, 2022).

Residential Whole Loans

During 2023, we continued to acquire residential whole loans, primarily Purchased Performing Loans, with approximately two-thirds of acquisitions reflecting loans originated by Lima One. Our Purchased Performing Loan portfolio includes: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and refinance or sell the properties (“Transitional loans”); (iii) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”); and (v) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). We acquire and hold our non-business purpose loans and certain of our Transitional loans and Single-family rental loans through certain trusts that are consolidated on our balance sheet for financial reporting purposes.

In addition, during 2023, we continued to manage our Purchased Non-performing residential whole loan and Purchased Credit Deteriorated Loan portfolios. Purchased Credit Deteriorated Loans are typically characterized by borrowers who had previously experienced payment delinquencies and the amount owed may have exceeded the value of the property pledged as collateral at the time of acquisition. The majority of these loans were also acquired at purchase prices that were discounted (often substantially so) to their contractual loan balance to reflect the impaired credit history of the borrower, the loan-to-value ratio (or LTV) of the loan and the coupon rate. Purchased Non-performing Loans are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. These loans were typically purchased at significantly discounted prices to the contractual loan balance. We also own REO property as a result of managing the resolution of non-performing loans. A combination of strong loan portfolio performance, and the efforts of our asset management team, has resulted in a continued reduction in the balances of REO property held during 2023.

Securities, at Fair Value

We invested in residential mortgage securities, including Agency MBS, Non-Agency MBS, CRT securities and MSR-related assets, which include term notes backed directly or indirectly by MSRs. During 2023 we opportunistically added $456.7 million of Agency MBS. Going forward, we may continue to invest selectively in a range of residential mortgage securities as market opportunities arise.

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

EMPLOYEES/HUMAN CAPITAL MANAGEMENT

At December 31, 2023, we had approximately 377 full-time employees, including 317 employees working in our Lima One subsidiary.

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

On October 19, 2022, a three-judge panel of the Fifth Circuit Court of Appeals issued an opinion in Community Financial Services Association of America, et al. v. Consumer Financial Protection Bureau, et al., concluding that the CFPB’s funding structure unconstitutionally violates the Appropriations Clause of the U.S. Constitution. As a result, the Court vacated the payday lending rule that was the subject of challenge. Although the Fifth Circuit’s decision applies only to the disputed regulation in that case, it may call into question the Bureau’s authority and other rules promulgated during CFPB’s self-funding structure. On February 27, 2023, the Supreme Court granted the government's petition to review the Fifth Circuit's decision in Community Financial, and the Supreme Court held oral arguments in this matter in October 2023. On March 23, 2023, the Second Circuit Court of Appeals declined to follow Community Financial, concluding in Consumer Financial Protection Bureau v. Law Offices of Crystal Moroney that CFPB’s funding structure is constitutional. It is unclear yet what impact these rulings may have on the mortgage lending markets but they may give rise to uncertainty, particularly in those markets in the Fifth Circuit. Any such uncertainty could adversely impact the cash flow on mortgage loans.

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
•Our investments in residential mortgage (including BPLs), residential mortgage securities, commercial mortgage loans and other assets involve credit risk.
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

The results of our business operations are affected by many factors, a number of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and collateral, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, our ability to source new investments at appropriate yields, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions, especially in the real estate and mortgage sector, our competition, and the credit performance of our credit sensitive residential mortgage assets. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), market credit spreads, borrowing costs (i.e., our interest expense), delinquencies, defaults and prepayment speeds on our investments, the behavior of which involves various risks and uncertainties. Interest rates and conditional prepayment rates (or CPRs) (which are a measure the amount of unscheduled principal prepayment on a loan or security) vary according to the type of investment, conditions in the financial markets, fiscal and monetary policies and domestic and international economic and political conditions, competition and other factors, none of which can be predicted with any certainty or is within our control. Therefore, a period of rising interest rates and flattening or inverted yield curves, such as the conditions experienced during 2022 and 2023, which may continue in 2024, presents challenges on our ability to effectively manage the risks associated with our business operations, including interest rate, prepayment, financing, liquidity and credit risks, while maintaining our qualification as a REIT.

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

Our investments in residential whole loans (including BPLs), residential mortgage securities, MSR-related assets and commercial mortgage loans involve credit risk, which could materially adversely affect our results of operations.

Investors in residential and commercial mortgage assets assume the risk that the underlying borrowers may default on their obligations to make full and timely payments of principal and interest. Under our investment policy, we may invest in residential whole loans, residential mortgage securities, MSR-related assets, commercial mortgage bridge loans and other investment assets that may be considered to be lower credit quality. In general, these investments are more exposed to credit risk than Agency MBS because the former are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation. Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying these investments could adversely affect the value of these assets. Accordingly, defaults in the payment of principal and/or interest on our residential whole loans, residential mortgage securities, MSR-related assets, commercial mortgage bridge loans and other investment assets of less-than-high credit quality could result in our incurring losses of income from, and/or losses in market value relating to, these assets, which could materially adversely affect our results of operations. This risk may be more pronounced during times of market volatility and negative economic conditions.

Our portfolio of residential whole loans (including BPLs) is by far our largest asset class and represented approximately 84% of our total assets as of December 31, 2023. We expect that our investment portfolio in residential whole loans will continue to increase during 2024. As an investor in residential whole loans, we are subject to the risk that the underlying borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. In addition to the credit risk associated with these assets, residential whole loans are less liquid than certain of our other credit sensitive assets, which may make them more difficult to dispose of if the need or desire arises. In addition, if actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

Our investments are subject to changes in credit spreads and other risks.

Credit spreads, which at times can be highly volatile and react to various macroeconomic events or conditions, measure the additional yield demanded on securities by the market based on their perceived credit risk/credit quality relative to a specific benchmark. Fixed rate securities are valued based on a market credit spread above the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are generally valued based on a market credit spread over Secured Overnight Funding Rate (or SOFR) or another benchmark lending rate. Excessive supply of these securities combined with reduced demand for them from investors will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our MBS portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of MBS would tend to increase. In addition, MBS valuations are subject to other financial risks, including mortgage basis spread risk. In periods of market volatility, changes in credit spreads and mortgage basis may result in changes in the value of MBS not being equally offset by changes in the value of derivative contracts used to manage portfolio valuation risks arising due to changes in interest rates. Such changes in the market value of our investments may affect our net equity, net income or cash flow directly through their impact on portfolio unrealized gains or losses, and therefore our ability to realize gains on such investments, or indirectly through their impact on our ability to borrow and access capital. This risk may be more pronounced during times of market volatility and negative economic conditions.

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

A significant number of the mortgages underlying our residential whole loans and residential mortgage securities are concentrated in certain geographic areas. For example, we have significant exposure in California, Florida, Texas, Georgia and New York. (For a discussion of the percentage of these assets in these states, see “Credit Risk” included under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.) Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values in the past and may do so from time to time in the future. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our residential whole loan and residential mortgage securities. In general, any material decline in the economy or significant problems in a particular real estate market (including from a rise in unemployment) would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure of residential whole loans and the loans underlying our residential mortgage securities and the risk of loss upon liquidation of these assets. This could, in turn, have a material adverse effect on our credit loss experience on residential mortgage investments in the affected market if higher-than-expected rates of default and/or higher-than-expected loss severities on our investments in residential whole loans and residential mortgage securities were to occur.

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

As part of our risk management process, models may be used to evaluate, depending on the asset class, house price appreciation and depreciation by county or region, prepayment speeds and frequency, cost and timing of foreclosures, as well as other factors. Certain assumptions used as inputs to the models may be based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the model output also to be incorrect. In particular, the economic, financial and related impacts of certain types of events (e.g., the COVID-19 pandemic) have been and will continue to be very difficult to model (including their impact on the housing and mortgage markets), as such events may be unprecedented in modern history and therefore subject to unique variables, assumptions and inputs, making historical data used in models less reliable. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, we may overestimate or underestimate credit losses, buy certain assets at prices that are too high, sell certain assets at prices that are too low or miss favorable opportunities altogether, which could have a material adverse impact on our financial results, business and growth prospects.

Valuations of some of our assets are subject to inherent uncertainty, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

While the determination of the fair value of our investment assets generally takes into consideration valuations provided by third-party dealers and pricing services, the final determination of exit price fair values for our investment assets is based on our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets may be difficult to obtain or may not be reliable (particularly as related to residential whole loans, as discussed below). In general, dealers and pricing services heavily disclaim their valuations as such valuations are not intended to be binding bid prices. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability arising out of any inaccuracy or incompleteness in valuations. Depending on the complexity and liquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Wide disparity in asset valuations may be more pronounced during periods when market participants are engaged in distressed sales.

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

We may work with our third-party servicers and seek to help a borrower to refinance an NPL or RPL to realize greater value from such loan. However, there may be impediments to executing a refinancing strategy for NPLs and RPLs. For example, many mortgage lenders have from time to time adjusted their loan programs and underwriting standards, which reduced the availability of mortgage credit to certain borrowers. This resulted in reduced availability of financing alternatives for borrowers seeking to refinance their mortgage loans. Periods of higher mortgage interest rates exacerbate this risk. The effect of the above would likely serve to make the refinancing of NPLs and RPLs potentially more difficult and less profitable for us.

Mortgage loan modification and refinancing programs and future legislative action may materially adversely affect the value of, and the returns on, our MBS and residential whole loan investments.

The U.S. Government, through the Federal Reserve, the U.S. Treasury Department, the Federal Housing Administration (or FHA), the CFPB, and other agencies have in the past implemented, and may in the future implement, a number of federal programs designed to help homeowners avoid residential mortgage loan foreclosures, reduce or forgive certain mortgage payments, or otherwise mitigate losses for homeowners. In addition, Fannie Mae and Freddie Mac implemented their Flex Modification foreclosure prevention program, developed at the direction of the FHFA. Federal loss mitigation programs, as well as private loss mitigation programs offered by investors and servicers, may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with respect to residential whole loan investments, loan modifications with respect to a given underlying loan, including, but not limited to, those related to principal payment deferrals, forbearance agreements, forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may materially adversely affect the value of, and the returns on, these assets. See the Risk Factor captioned “Risks Associated with Adverse Developments in the Mortgage Finance and Credit Markets and Financial Markets Generally - Actions by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business.”

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

We rely on third-party servicers to service and manage the mortgages underlying our residential whole loans. We do not interface with borrowers under the mortgage loans in which we invest or otherwise service the mortgage loans in which we invest. The ultimate returns generated by these investments may depend on the quality of the servicer. If a third-party servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages and/or to competently manage and dispose of REO properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with third-party servicers to carry out the actual servicing of the loans (including all direct interface with the borrowers), for loans that we acquire together with the related servicing rights, we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. (See the Risk Factor captioned “Regulatory Risk and Risks Related to the Investment Company Act of 1940 - Our business is subject to extensive regulation.”) In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

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

The foreclosure process, especially in judicial foreclosure states such as New York, Florida and New Jersey (in which states we have significant exposure), can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then subsequently liquidating the REO property through sale, may materially increase any related loss. In addition, at such time as title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition. Thus, a material amount of foreclosed residential mortgage loans, particularly in the states mentioned above, could result in significant losses in our residential whole loan portfolio and could materially adversely affect our results of operations. In addition, due to the COVID-19 pandemic, there were various federal, state, and local laws, regulations, orders, and ordinances limiting foreclosure and eviction remedies. Any similar limitations enacted in the future in response to a pandemic or other events outside our control could adversely impact the cash flow on those investments.

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

Federal laws and regulations have also been proposed or adopted which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in assignees being held responsible for violations in the residential loan origination process. For example, due to regulations arising from the COVID-19 pandemic, the Centers for Disease Control and Prevention (or CDC) issued a federal moratorium against evictions in September 2020, which limited foreclosure and eviction remedies until it was struck down by the Supreme Court in August 2021. In addition, mortgage lenders and third-party servicers have voluntarily, pursuant to federal, state or local regulation, or as part of settlements with law enforcement authorities, established loan modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in residential MBS, may adversely affect the value of, and returns on, such investments. Mortgage servicers may be incented by the federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. As a consequence of the foregoing matters, our business, financial condition, results of operations and ability to pay dividends, if any, to our stockholders may be adversely affected.

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

As of December 31, 2023, we had approximately $79.9 million of investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. Generally, we have the right to receive certain cash flows from the owner of the MSRs that are generated from the servicing fees and/or excess servicing spread associated with the MSRs. While we do not own MSRs, our investments in MSR-related assets indirectly expose us to risks associated with MSRs, such as the illiquidity of MSRs, the risks associated with servicing MSRs (that include, for example, significant regulatory risks and costs) and the ability of the owner to successfully manage its MSR portfolio. Furthermore, the value of MSRs is highly sensitive to changes in prepayment rates. Decreasing market interest rates are generally associated with increases in prepayment rates as borrowers are able to refinance their loans at lower costs. Prepayments result in the partial or complete loss of the cash flows from the related MSR. If these or other MSR-related risks come to fruition, the value of our MSR-related assets could decline significantly.

Our investments in mortgage loan originators expose us to additional risks.

As of December 31, 2023, we had approximately $19.8 million of non-controlling investments in certain loan originators from whom we acquire mortgage loans for investment on a periodic basis. These investments have taken the form of common equity and preferred equity. Unlike our investments in residential mortgage loans and mortgage-backed securities, our investments in loan originators are unsecured and not collateralized by any property of the originators. In addition, we do not manage any of the loan originators in which we have made investments, and because none of our investments give us a controlling stake in any of the loan originators, our ability to influence the business and operations of the originators is limited, in some instances significantly so. Also, because these loan originators are private closely-held enterprises, there are significant restrictions on our ability to sell or otherwise transfer our investments (which are generally illiquid). In the event one or more of the loan originators in which we have made investments should experience a significant decline in its business and operations or otherwise not be able to respond adequately to managerial, compliance or operational challenges that it may encounter, we may be required to write-down all or a portion of the applicable investment, which could have a material adverse impact on our results of operations.

Business purpose loans involve a high degree of business and financial risk.

Our operations and activities include business purpose loans originated and serviced by Lima One. These business purpose loans include short-term loans that are collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and refinance or sell the property for a profit (Transitional loans), as well as long-term mortgage loans made to investors who intend to rent such properties to generate income. Such a borrower’s ability to repay its loan may be adversely impacted by numerous factors, including negative local or more general economic conditions and, in the case of Transitional loans, the borrower’s ability to complete the rehabilitation successfully, on budget and on time.

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

•A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability. In general, the market value of our residential mortgage investments is impacted by changes in interest rates, prevailing market yields and other market conditions, including general economic conditions, home prices and the real estate market generally. A decline in the market value of our residential mortgage investments may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements. For example, during past market dislocations, we experienced significantly higher margin calls and lender demanded higher “haircuts” (i.e., the difference between the value of the collateral and the amount lent to the borrower) with respect to our repurchase agreements. Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could materially adversely affect our business. As a result, we could be forced to sell a portion of our assets, including MBS in an unrealized loss position, in order to maintain liquidity.

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

•If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders. Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. At December 31, 2023, we had greater than 5% stockholders’ equity at risk to the following financing agreement counterparties: Wells Fargo (approximately 14.9%), Barclay’s Bank (approximately 8.9%) and Churchill (approximately 8.0%).

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

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. We rely primarily on borrowings under repurchase agreements and other financing arrangements to finance the acquisition of residential mortgage investments. Our financing arrangements typically have shorter-term contractual maturities than the maturities of our mortgage investments. Even though the majority of our investments have interest rates that adjust over time based on changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our investments. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected, including due to the following reasons:

•Changes in interest rates, cyclical or otherwise, may materially adversely affect our profitability. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control. In general, we finance the acquisition of our investments through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets. The cost of our borrowings is based on prevailing market interest rates. Because the terms of our repurchase transactions typically range from one to six months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) than the interest rates on our investments. During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest income on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition (including the impact of hedging transactions) at the time, as well as the magnitude and period over which interest rates increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our residential mortgage investments. Interest rates increased significantly in 2022 and 2023 and may continue to remain high in 2024. As such, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

The impact of inflation may adversely affect our financial performance.

Inflation by some measures is at the highest readings since 1982, and inflationary pressures have broadened from goods earlier in the pandemic to include shelter costs and a number of labor-intensive services. The rapid acceleration of inflation led to an abrupt shift in the Federal Reserve’s monetary policy stance as they no longer consider these price pressures to be “transitory.” In an effort to control inflation, the Federal Reserve raised the federal funds rate seven times in 2022, followed by eleven rate raises in 2023. While markets expect rate cuts in 2024, it is unclear whether or when such rate cuts will happen. As the Federal Reserve lifts its federal funds target rate, the margin between short and long-term rates could further compress. Given our reliance on short-term borrowings to generate interest income and the fact that the yield curve continues to flatten and has even recently inverted, or if the Federal Reserve finds itself continuing to fall behind on inflation and more aggressively tightens its current projections, our results of operations, financial condition and business could be materially adversely impacted. For a detailed discussion of the impact of interest rates, see “Interest Rate Risk” included under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.

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

Cybersecurity Risks

Maintaining cybersecurity and data security is important to our business and a cybersecurity incident could result in serious harm to our reputation and have a material adverse impact on our business and financial results.

When we acquire or originate real estate mortgage loans, we come into possession of borrower non-public personal information that a threat actor could utilize in engaging in fraudulent activity or theft. We may share this information with third parties, such as loan sub-servicers, outside vendors, third parties interested in acquiring such loans from us, or lenders extending credit to us collateralized by such loans. We have acquired more than 30,000 residential mortgage loans since 2014, and our Lima One subsidiary, which we acquired in July 2021, has originated several thousand mortgage loans since its founding in 2011.

The security measures we have implemented to protect personal information and prevent cybersecurity incidents may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, "phishing" attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties and bad actors, including third-party service providers. Furthermore, borrower data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized access to our computer systems, which could result in someone obtaining unauthorized access to borrowers’ data or our data, including other confidential business information. In the past, we have experienced unauthorized access to certain data and information. Our cybersecurity systems and processes that are intended to protect this type of data and information; however, they may not be effective in preventing unauthorized access in the future. Furthermore, because the techniques used to obtain unauthorized access to, or to compromise, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents that may remain undetected for an extended period.

We may be liable for losses suffered by individuals whose personal information is compromised as a result of a breach of the security of the systems that we or third-parties and service providers of ours store this information on, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals and providing credit monitoring or other services to them, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach. We may not be able to secure cybersecurity insurance at prices or on terms acceptable to us.

Cybersecurity incidents could also significantly damage our reputation with existing and prospective loan sellers, borrowers, and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage market participants from doing business with us. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cybersecurity.

We are dependent on information systems and their failure (including in connection with cybersecurity incidents) could significantly disrupt our business.

Our business is highly dependent on our information and communications systems, including systems containing or using open source software. Any failure or interruption of our systems or cybersecurity incidents could cause delays or other problems in our securities trading activities, which could have a material adverse effect on operating results, the market price of our common stock and other securities and our ability to pay dividends to our stockholders. Our use of open source software poses particular risk, including potential security vulnerabilities, licensing compliance issues and quality issues. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third-parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions as well as the servicers of our loans.

Computer malware, viruses, hacking and phishing and cybersecurity incidents have become more prevalent in our industry and may occur on our systems in the future. Additionally, due to the overall transition to remote working environments, there is an elevated risk of such events occurring. We may not be fully protected against cyber risks and cybersecurity incidents, and we may be vulnerable to new and evolving threats to our information technology systems. We rely heavily on financial, accounting and other data processing systems. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cybersecurity incidents or security breaches of our networks or systems (or networks or systems of, among other third-parties, our lenders and servicers) or any failure to maintain performance, reliability and security of our technical infrastructure. As a result, any such computer malware, viruses, hacking, phishing and cybersecurity incidents may negatively affect our operations.

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

In response to the COVID-19 pandemic, wide-ranging legal protections for homeowners, including foreclosure moratoria and forbearance provisions, were enacted including through the Coronavirus Aid, Relief, and Economic Security Act (or CARES Act), which was signed into law on March 27, 2020, and rules and letters issued by the FHA and the CFPB. Availability for foreclosure and forbearance protections for borrowers with federally backed mortgage loans, regardless of delinquency status, were extended multiple times. If the COVID-19 pandemic resurges or another public health crisis breaks out in the future, similar measures may be reenacted, which could adversely affect our business, results of operations and financial condition.

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

Although we do not directly service residential mortgage loans (except for business purpose loans originated and serviced by Lima One), we must comply with various federal and state laws, rules and regulations as a result of owning MBS and residential whole loans. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Act, and the Gramm-Leach-Bliley Financial Modernization Act of 1999 (or Gramm-Leach-Bliley). These requirements can and do change as statutes and regulations are enacted, promulgated, amended and interpreted, and the recent trend among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally. For example, effective March 1, 2021, the General QM Final Rule provided certain changes to the definition of general qualified mortgage loans and the Seasoned QM Final Rule creates a new category of a qualified mortgage, referred to as a “Seasoned QM” loan is eligible to become a Seasoned QM if it is a first-lien, fixed rate loan that meets certain performance requirements over a seasoning period of 36 months, is held in portfolio until the end of the seasoning period by the originating creditor or first purchaser, complies with general restrictions on product features and points and fees, and meets certain underwriting requirements. These amendments and changes to the necessary policies and procedures to demonstrate compliance with these requirements for loans sold in the secondary market may increase the economic and compliance costs for participants in the mortgage origination and securitization industries, including us.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Risk Management and Strategy

We strive to assess, identify and manage material risks associated with cybersecurity threats. Our information technology (or IT) department, led by our Chief Technology Officer, is responsible for day-to-day management of potential cybersecurity risks. As part of its management of cybersecurity risks, the IT department designs and implements technology projects and conducts regular Security Awareness Training of the Company’s employees, which includes simulated cyber threats and phishing exercises. If a cybersecurity threat is identified, the IT department conducts a preliminary investigation and assessment of such risk, and brings the risk to the attention of our Chief Technology Officer. Our Chief Technology Officer then works with our IT Steering Committee, which is comprised of certain members of our executive management, and our legal personnel, to continue the assessment and make the final determination as to the materiality of such risk. Our IT department, management, and necessary or appropriate third parties collaborate with one another in designing and implementing the response and remediation plan with respect to cyber risks.

We have developed an Information Security Program which is designed to, among other things, protect the confidentiality of our data, protect against threats or hazards to our IT systems, safeguard our data resources in a manner consistent with applicable laws and regulations, contractual obligations and industry standards, and maintain our IT systems to meet our operational needs. The Information Security Program is part of our risk management program, which is overseen by our Audit Committee (and our Board of Directors more generally), receives updates from our Chief Technology Officer on cybersecurity risks and related matters on a quarterly basis and as otherwise as may be needed.

We follow industry standards for cyber security risk mitigation, including anti-virus/anti-malware protection, detection and response technologies, intelligent logging and event management, regular penetration testing and remediation. We use our own monitoring and detection, as well as emerging threat intelligence sources, in our efforts to improve protections from threats and improve internal processes based on cyber threats and risks that are impacting other companies. Our security posture is further enhanced through the use of third-party tools and services providing full time monitoring and threat response.

Our third party management policy is designed to assess and mitigate potential risk posed by vendors and outside service providers. An initial risk assessment is performed to evaluate multiple aspects of a relationship such as impact to cybersecurity, access to our systems and data, and criticality of the relationship to our day-to-day operations. The program defines oversight requirements based on the results of the risk assessment. Critical vendors and service providers are reviewed annually and as otherwise as may be needed.

To date, we have not experienced a cybersecurity threat or incident that has materially affected or is reasonably likely to materially affect the Company or its business strategy, results of operations or financial position; however, we have faced and continue to face a number of cybersecurity risks in connection with our business. We continue to invest in the cybersecurity and resiliency of our IT systems and to work to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see Item 1A. “Risk Factors – Cybersecurity Risks.”

Governance

Our Board of Directors is responsible for our cyber risk oversight, as part of our risk management framework. Our management, primarily through our Chief Technology Officer, provides updates to the Board on a quarterly basis and otherwise as may be needed regarding material matters with respect to cyber risk assessment and overall status regarding our IT systems and controls, including cybersecurity threats during the previous quarter and risks from such threats, strategies and recommendations to mitigate risk from such threats, cybersecurity incidents that have occurred, industry updates, and policy and process recommendations. Our management also coordinates with our IT department to help ensure that cyber risks are integrated into our overall risk identification, management and mitigation strategies, subject to our Board’s guidance.

As described above, our Chief Technology Officer works with our IT Steering Committee and other members of senior management, including our staff, in assessing the materiality of a cyber risk after a preliminary assessment by our IT department. If a cyber risk is material, our Chief Technology Officer will bring such risk to our Board’s attention.

Our Chief Technology Officer has served in various roles in IT and information security for over 20 years. In addition, members of the IT department involved in Information Security have an average of 15 years of experience in cybersecurity as well as relevant educational experience.

Item 2.         Properties.

Office Leases

Our primary lease commitment relates to our corporate headquarters. For the year ended December 31, 2023, we recorded an expense of approximately $5.2 million in connection with this lease. The original term specified in this lease is approximately 15 years with a termination date of December 2036, and an option to renew for an additional five years.

At December 31, 2023, we expect our future rent expense, for all lease commitments, exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes, to range between approximately $5.0 million and $6.1 million per year.

Item 3.         Legal Proceedings.

There are no material legal proceedings to which we are a party or to which any of our assets are subject.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.” Our Series B Preferred Stock and Series C Preferred Stock are also listed on the NYSE, under the symbols “MFA/PB” and “MFA/PC,” respectively.

Holders

As of February 15, 2024, we had 401 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2023.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2023 and 2022, we declared total cash dividends to holders of our common stock of $142.7 million ($1.400 per share) and $171.4 million ($1.670 per share), respectively.

In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the year ended December 31, 2023, the portion of our common stock dividends paid during the year deemed to be a return of capital was $0.4108 per share of common stock. For the year ended December 31, 2022, the portion of our common stock dividends paid during the year deemed to be a return of capital was $1.76 per share of common stock. For the year ended December 31, 2021, the portion of our common stock dividends paid during the year deemed to be a return of capital was $1.0512 per share of common stock. (For additional dividend information, see Notes 10(a) and 10(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

The table below provides details of dividends on our common stock declared during the years 2023 and 2022:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2023	December 13, 2023	December 29, 2023	January 31, 2024	$0.350	(1)
	September 20, 2023	October 2, 2023	October 31, 2023	0.350
	June 15, 2023	June 30, 2023	July 31, 2023	0.350
	March 10, 2023	March 31, 2023	April 28, 2023	0.350

2022	December 14, 2022	December 30, 2022	January 31, 2023	$0.350	(2)
	September 13, 2022	September 30, 2022	October 31, 2022	0.440
	June 15, 2022	June 30, 2022	July 29, 2022	0.440
	March 11, 2022	March 22, 2022	April 29, 2022	0.440	(3)

(1)At December 31, 2023, we had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on December 13, 2023. This dividend will be treated as a dividend paid in 2024 to the extent of the Company’s earnings and profits in 2024.
(2)At December 31, 2022, we had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on December 14, 2022. A portion of this dividend was considered taxable income to the recipient in 2023. For more information see our 2023 Dividend Tax Information on our website.
(3)The $0.44 per share dividend declared on March 11, 2022, has been adjusted to reflect our one-for-four reverse stock split effected on April 4, 2022 (the “Reverse Stock Split”); the amount actually paid in respect of such dividend was $0.11 per share, which was based on the pre-split number of shares held by stockholders at the record date for such dividend (March 22, 2022).

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

We did not repurchase any shares of our common stock during the year ended December 31, 2023. Upon expiration of the repurchase authorization on December 31, 2023, approximately $202.5 million remained unused under our stock repurchase program.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and who want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and who want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the years ended 2023 and 2022, we issued 6,666 and 80,027 shares of common stock through the DRSPP generating net proceeds of approximately $74,000 and $1.2 million, respectively.

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

At December 31, 2023, we had total assets of approximately $10.8 billion, of which $9.0 billion, or 84%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and refinance or sell the properties (or Transitional loans), (iii) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (or Agency eligible investor loans), (v) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans) and (vi) loans on which a borrower was previously delinquent but has resumed repaying (or RPLs) and loans on which the borrower continues to be more than 60 days delinquent with respect to payment (non-performing loans or NPLs). In addition, at December 31, 2023, we had approximately $746.1 million in investments in securities, including Agency MBS, Term notes backed by MSR collateral, CRT securities and Non-Agency MBS. Our remaining investment-related assets, which represent approximately 3% of our total assets at December 31, 2023, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables.

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

Premiums arise when we acquire an MBS or loan at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance. Conversely, discounts arise when we acquire an MBS or loan at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Accretable purchase discounts on these investments are accreted to interest income. Premiums paid to purchase loans, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional prepayment rate, which measures voluntary prepayments of a loan, and the conditional default rate (or CDR) measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the year ended December 31, 2023, the average CPRs on certain of our loan portfolios were: 8.0% for Non-QM loans, 5.8% for Single-family rental loans, 6.2% for Purchased Credit Deteriorated loans, and 11.7% for Purchased Non-Performing loans. In addition, for the year ended December 31, 2023, the repayment rate (which includes both voluntary and involuntary repayments of principal) was 38.0% for our Transitional loans.

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

Recent Market Conditions and Our Strategy

2023 was another challenging year for fixed income, as investors faced significant volatility as markets balanced aggressive monetary policy tightening, inflationary pressures, and increasing geopolitical uncertainty along with resilient macroeconomic data, the probability of a recession, and expectations regarding the timing of a potential monetary policy shift. Despite these headwinds, we believe our commitment to prudent risk management and hedging and prioritization of non-mark-to-market financing allowed us to add $3.4 billion of our target assets at increasingly attractive yields. These additions included over $2.1 billion of funded originations of business purpose loans and draws on existing Transitional loans at Lima One, approximately $880 million of Non-QM loans, and approximately $460 million of Agency MBS. Reflecting the impact of our strategy, for the year ended December 31, 2023, the yield on our average interest-earning assets increased by nearly 100 basis points, while our effective cost of funds increased by nearly 40 basis points from the year ended December 31, 2022. During the year we generated GAAP earnings per share (or EPS) of $0.46 per common share and Distributable Earnings, a non-GAAP financial measure that excludes the impact of fair value changes and certain other items, of $1.59 per common share and declared dividends of $1.40 per common share. During the year we executed eight securitizations, issuing $1.8 billion of securitized debt, and repurchased over $20 million of our 6.25% convertible notes due in June 2024 (or Convertible Senior Notes) at a discount to their unpaid principal balance. Subsequent to year-end and through February 21, 2024, we repurchased an additional $39.9 million principal amount of our Convertible Senior Notes; as of February 21, 2024, we had an aggregate principal amount of $169.7 million of our Convertible Senior Notes outstanding. Subsequent to year-end, we issued $115 million of 8.875% senior unsecured notes due in February 2029.

2023 Portfolio Activity and impact on financial results

At December 31, 2023, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value, was approximately $9.9 billion compared to $8.0 billion at December 31, 2022.

The following table presents the activity for our residential mortgage asset portfolio for the year ended December 31, 2023:

(In Millions)	December 31, 2022	Runoff (1)	Acquisitions (2)	Other (3)	December 31, 2023	Change
Residential whole loans and REO	$7,649	$(1,505)	$2,987	$20	$9,151	$1,502
Securities, at fair value	333	(33)	457	(11)	746	413
Totals	$7,982	$(1,538)	$3,444	$9	$9,897	$1,915
(1)Primarily includes principal repayments and sales of REO.
(2)Includes draws on previously originated Transitional loans.
(3)Primarily includes sales, changes in fair value and changes in the allowance for credit losses.

At December 31, 2023, our total recorded investment in residential whole loans and REO was $9.2 billion, or 92.5% of our residential mortgage asset portfolio. Of this amount, $7.9 billion are Purchased Performing Loans, $418.1 million are Purchased Credit Deteriorated Loans and $705.4 million are Purchased Non-performing Loans. Loan acquisition activity of $3.0 billion during 2023 included $2.1 billion of business purpose loans (including draws on Transitional loans) and $879.7 million of Non-QM loans. During 2023, we recognized approximately $537.9 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 6.15%, with Purchased Performing Loans generating an effective yield of 5.84%, Purchased Credit Deteriorated Loans generating an effective yield of 6.58% and Purchased Non-performing Loans generating an effective yield of 9.44%. All of our Purchased Non-performing Loans and certain of our Purchased Performing Loans are measured at fair value as a result of the election of the fair value option at acquisition. Included in earnings in Other Income/(Loss), net are net losses on these loans of $89.9 million for the year ended December 31, 2023. At December 31, 2023 and 2022, we had REO with an aggregate carrying value of $110.2 million and $130.6 million, respectively, which is included in Other assets on our consolidated balance sheets.

At December 31, 2023, we held $746.1 million of Securities, at fair value, including $559.1 million of Agency MBS, $79.9 million of MSR-related assets, $83.2 million of CRT securities and $23.8 million of Non-Agency MBS. We opportunistically added $456.7 million of Agency MBS during 2023. The net yield on our Securities, at fair value was 7.57% for 2023, compared to 14.67% for 2022.

For the year ended December 31, 2023, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $8.9 million. The total allowance for credit losses recorded on residential whole loans held at carrying value at December 31, 2023 was $20.5 million.

During 2023, we completed eight securitizations with unpaid principal balance (or UPB) of loans sold of $2.2 billion. This included $1.4 billion of Non-QM loans, $418.6 million of Single-family rental loans, and $376.1 million of Transitional loans. These securitizations provided longer term, non-recourse, non-mark-to-market financing. Subsequent to the fourth quarter, we have completed one additional securitization totaling $192.5 million, further reducing our use of shorter-term recourse, mark-to-market financing. During 2023, heightened interest rate volatility led to significant fluctuations in the fair values of our residential mortgage asset portfolio and associated financing liabilities and hedges, which drove volatility in our quarterly GAAP financial results. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $13.98 as of December 31, 2023. Book value per common share decreased from $14.87 as of December 31, 2022. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $14.57 as of December 31, 2023, a decrease from $15.55 as of December 31, 2022. Decreases in GAAP and Economic book value during 2023 primarily reflect dividends declared in excess of our GAAP earnings. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

Information About Our Assets

The table below presents certain information about our asset allocation at December 31, 2023:

ASSET ALLOCATION

(Dollars in Millions)	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans (2)		Purchased Non-Performing Loans		Securities, at fair value		Real Estate Owned		Other, net (3)	Total
Fair Value/Carrying Value	$7,918		$418		$705		$746		$110		$644	$10,541
Receivable/(Payable) for Unsettled Transactions	(104)		—		—		—		—		—	(104)
Financing Agreements with Non-mark-to-market Collateral Provisions	(1,217)		—		—		—		—		—	(1,217)
Financing Agreements with Mark-to-market Collateral Provisions	(1,348)		(144)		(220)		(623)		(25)		—	(2,360)
Securitized Debt	(4,234)		(234)		(272)		—		(11)		—	(4,751)
Convertible Senior Notes	—		—		—		—		—		(209)	(209)
Net Equity Allocated	$1,015		$40		$213		$123		$74		$435	$1,900
Debt/Net Equity Ratio (4)	6.7	x	9.5	x	2.3	x	5.1	x	0.5	x		4.5	x

(1)Includes $3.7 billion of Non-QM loans, $2.4 billion of Transitional loans, $1.6 billion of Single-family rental loans, $68.9 million of Seasoned performing loans, and $55.8 million of Agency eligible investor loans. At December 31, 2023, the total fair value of these loans is estimated to be $7.9 billion.
(2)At December 31, 2023, the total fair value of these loans is estimated to be $438.7 million.
(3)Includes $318.0 million of cash and cash equivalents, $170.2 million of restricted cash, and $19.8 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(4)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at December 31, 2023. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Purchased Non-Performing Loans
Amount due:
Within one year	$1,380,603	$407	$1,738
After one year:
Over one to five years	1,047,447	3,225	2,691
Over five years	5,394,890	426,094	700,995
Total due after one year	$6,442,337	$429,319	$703,686
Total residential whole loans	$7,822,940	$429,726	$705,424

(1)Excludes an allowance for credit losses of $8.8 million at December 31, 2023. Excluded from the table above are approximately $103.7 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2023.
(2)Excludes an allowance for credit losses of $11.6 million at December 31, 2023.

The following table presents, at December 31, 2023, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(2)	Purchased Non-Performing Loans
Interest rates:
Fixed	$5,133,145	$367,030	$581,987
Adjustable	1,309,192	62,289	121,699
Total	$6,442,337	$429,319	$703,686

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of December 31, 2023.
(2)Excludes an allowance for credit losses.

For additional information regarding our residential whole loan portfolios, including information about delinquency trends, see Note 3 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at December 31, 2023 and December 31, 2022:

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Agency MBS
Face/Par	$554,300	$131,165
Fair Value	559,144	131,700
Amortized Cost	555,624	132,025
Weighted average yield (2)	5.59%	N/A	(1)
Weighted average time to maturity	29.3 years	30.0 years

Term notes backed by MSR collateral
Face/Par	$85,000	$105,000
Fair Value	79,895	97,898
Amortized Cost	74,184	86,399
Weighted average yield (2)	16.96%	14.30%
Weighted average time to maturity	1.8 years	0.8 years

CRT Securities
Face/Par	$79,617	$80,791
Fair Value	83,222	79,214
Amortized Cost	68,971	70,438
Weighted average yield (2)	10.30%	9.96%
Weighted average time to maturity	17.9 years	19.0 years

Non-Agency MBS
Face/Par	$28,485	$29,858
Fair Value	23,828	24,552
Amortized Cost	23,482	24,552
Weighted average yield (2)	5.84%	N/A	(1)
Weighted average time to maturity	27.8 years	28.8 years
(1)These securities were acquired at the end of the reporting period and, therefore, no interest income was recorded with respect to these securities in 2022.
(2)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at December 31, 2023 and December 31, 2022.

Tax Considerations

Current period estimated taxable income

We estimate that for 2023, our REIT taxable income was approximately $133.7 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for 2023, our net TRS taxable loss will be $24.3 million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future tax years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion related to our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2022, which was filed with the SEC on February 24, 2023, and is available on the SEC’s website at www.sec.gov and on our website at www.mfafinancial.com.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table summarizes the changes in our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

	Year Ended
(In Thousands)	December 31, 2023	December 31, 2022	YoY Change
Interest Income:
Residential whole loans	$537,883	$441,223	$96,660
Securities, at fair value	42,376	28,921	13,455
Other interest-earning assets	9,027	7,437	1,590
Cash and cash equivalent investments	16,311	4,838	11,473
Interest Income	$605,597	$482,419	$123,178

Interest Expense:
Asset-backed and other collateralized financing arrangements	$413,517	$243,083	$170,434
Other interest expense	15,601	15,760	(159)
Interest Expense	$429,118	$258,843	$170,275

Net Interest Income	$176,479	$223,576	$(47,097)

Reversal of Provision for Credit Losses on Residential Whole Loans	$8,853	$2,646	$6,207
Provision for Credit Losses on Other Assets	—	(28,579)	28,579
Net Interest Income after Provision for Credit Losses	$185,332	$197,643	$(12,311)

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$89,850	$(866,762)	$956,612
Impairment and other net gain/(loss) on securities and other portfolio investments	6,225	(25,067)	31,292
Net gain on real estate owned	9,392	25,379	(15,987)
Net gain/(loss) on derivatives used for risk management purposes	3,761	255,179	(251,418)
Net gain/(loss) on securitized debt measured at fair value through earnings	(99,589)	290,639	(390,228)
Lima One - origination, servicing and other fee income	43,384	46,745	(3,361)
Net realized loss on residential whole loans held at carrying value	(1,240)	—	(1,240)
Other, net	11,331	8,623	2,708
Other Income/(Loss), net	$63,114	$(265,264)	$328,378

Operating and Other Expense:
Compensation and benefits	$85,799	$76,728	$9,071
Other general and administrative expense	44,147	35,138	9,009
Loan servicing, financing and other related costs	34,136	42,894	(8,758)
Amortization of intangible assets	4,200	9,200	(5,000)
Operating and Other Expense	$168,282	$163,960	$4,322

Net Income/(Loss)	$80,164	$(231,581)	$311,745
Less Preferred Stock Dividend Requirement	$32,875	$32,875	$—
Net Income/(Loss) Available to Common Stock and Participating Securities	$47,289	$(264,456)	$311,745

Basic Earnings/(Loss) per Common Share	$0.46	$(2.57)	$3.03
Diluted Earnings/(Loss) per Common Share	$0.46	$(2.57)	$3.03

General

For 2023, we had net income available to our common stock and participating securities of $47.3 million, or $0.46 per basic and diluted common share, compared to a net loss available to our common stock and participating securities for 2022 of $(264.5) million, or $(2.57) per basic and diluted common share. This increase in net income available to common stock and participating securities primarily reflects higher Other Income/(Loss), net, of $328.4 million, primarily driven by mark-to-market gains in the current period on our residential whole loans that are measured at fair value through earnings, partially offset by lower net gains on derivatives used for risk management purposes and unrealized losses on securitized debt measured at fair value through earnings. Net interest income for 2023 decreased by $47.1 million from 2022, primarily due to higher funding costs associated with our financing arrangements given the impact of significantly higher interest rates over the past twelve months, partially offset by higher asset yields earned on our residential whole loans portfolio and higher amounts invested in our residential mortgage asset portfolio. The prior year period also included a Provision for Credit Losses on Other Assets of $28.6 million, reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero. No such provision was recorded in the current year period. The current year period also includes a $6.2 million larger net reversal of the Provision for Credit Losses on Residential Whole Loans held at carrying value. The reversal of provision recorded in the current period primarily reflects updated modeling assumptions, as well as run-off of loans held at carrying value, partially offset by the impact of loan charge-offs. The prior period reversal primarily reflects run-off of loans held at carrying value and adjustments to certain macro-economic and loan prepayment speed assumptions used in our credit loss forecasts.

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

For 2023, our net interest spread and margin (including the impact of swaps) were 2.05% and 2.90%, respectively, compared to a net interest spread and margin (including the impact of swaps) of 1.74% and 2.52%, respectively, for 2022. Our net interest income, which does not include the benefit of swap carry, decreased by $47.1 million, or 21.1%, to $176.5 million from $223.6 million for 2022. For 2023, net interest income includes lower net interest income from our residential whole loan portfolio of $51.1 million compared to 2022, primarily due to higher rates paid on our financing agreement borrowings partially offset by higher asset yields and higher amounts invested in the loan portfolio. In addition, net interest income for 2023 includes lower net interest income for our Securities, at fair value portfolio of approximately $8.5 million compared to 2022, primarily due higher accretion income recognized in the prior year period due to the impact of the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020 and higher financing agreement borrowings in 2023, partially offset by higher amounts invested in the portfolio due to Agency MBS purchases during 2023. Net interest income for 2023 also includes approximately $13.1 million of additional interest income from other interest earning assets and cash compared to the prior year period.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2023 and 2022.  Average yields are derived by dividing interest income by the average amortized cost of the related assets, and average costs are derived by dividing interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2023			2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,740,248	$537,883	6.15%	$8,506,728	$441,223	5.19%
Securities, at fair value (2)	559,434	42,376	7.57	197,188	28,921	14.67
Cash and cash equivalents (3)	465,481	16,311	3.50	507,798	4,838	0.95
Other interest-earning assets	68,959	9,027	13.09	63,254	7,437	11.76
Total interest-earning assets	9,834,122	605,597	6.16	9,274,968	482,419	5.20

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (4)	$3,389,774	$246,598	7.18%	$3,511,565	$139,585	3.98%
Securitized debt (5)	4,168,322	166,919	4.00	3,456,319	103,498	2.99
Convertible Senior Notes	224,768	15,601	6.94	227,097	15,760	6.94
Total interest-bearing liabilities	7,782,864	429,118	5.47	7,194,981	258,843	3.60
Net interest income/net interest rate spread (6)		176,479	0.69		223,576	1.60
Impact of net swap carry (7)		107,154	1.36		10,042	0.14
Net interest rate spread (including the impact of Swaps)		$283,633	2.05%		$233,618	1.74%
Net interest-earning assets/net interest margin (8)	$2,051,258		2.90%	$2,079,987		2.52%

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
(8)Net interest margin reflects net interest income (including net swap income or expense) divided by average interest-earning assets.

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

	Year Ended December 31, 2023
	Compared to
	Year Ended December 31, 2022
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$12,492	$84,168	$96,660
Securities, at fair value	32,811	(19,356)	13,455
Cash and cash equivalents	(434)	11,907	11,473
Other interest-earning assets	706	884	1,590
Total net change in income of interest-earning assets	$45,575	$77,603	$123,178

Interest-bearing liabilities:
Residential whole loan financing agreements	$(19,524)	$103,657	$84,133
Securities, at fair value repurchase agreements	16,422	5,550	21,972
REO financing agreements	97	811	908
Securitized debt	24,025	39,396	63,421
Convertible Senior Notes	(159)	—	(159)
Total net change in expense of interest-bearing liabilities	$20,861	$149,414	$170,275
Net change in net interest income	$24,714	$(71,811)	$(47,097)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2023	2.13%	2.96%
September 30, 2023	2.17	3.02
June 30, 2023	2.14	2.99
March 31, 2023	1.74	2.64

December 31, 2022	2.21	3.04
September 30, 2022	1.64	2.43
June 30, 2022	1.37	2.13
March 31, 2022	1.96	2.63

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net swap expense).
(2)Reflects annualized net interest income (including net swap income or expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

Purchased Performing Loans
Net Yield (1)	6.22%	6.06%	5.66%	5.38%	5.04%	4.75%	4.20%	4.18%
Cost of Funding (2)	4.43%	4.23%	3.97%	3.95%	3.70%	3.60%	3.28%	2.74%
Net Interest Spread	1.79%	1.83%	1.69%	1.43%	1.34%	1.15%	0.92%	1.44%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.49%	6.63%	7.09%	6.13%	6.59%	6.49%	6.85%	6.79%
Cost of Funding (2)	2.68%	2.43%	1.98%	2.23%	2.13%	2.72%	3.17%	2.88%
Net Interest Spread	3.81%	4.20%	5.11%	3.90%	4.46%	3.77%	3.68%	3.91%

Purchased Non-Performing Loans
Net Yield (1)	9.65%	9.59%	10.11%	8.46%	11.15%	9.84%	9.40%	9.82%
Cost of Funding (2)	3.63%	3.65%	3.53%	3.53%	3.01%	2.86%	3.34%	3.09%
Net Interest Spread	6.02%	5.94%	6.58%	4.93%	8.14%	6.98%	6.06%	6.73%

Total Residential Whole Loans
Net Yield (1)	6.47%	6.34%	6.10%	5.68%	5.62%	5.30%	4.85%	4.94%
Cost of Funding (2)	4.29%	4.10%	3.83%	3.82%	3.56%	3.49%	3.28%	2.79%
Net Interest Spread	2.18%	2.24%	2.27%	1.86%	2.06%	1.81%	1.57%	2.15%

(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps, and accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended December 31, 2023, this decreased the overall funding cost by 140 basis points for our Residential whole loans, 142 basis points for our Purchased Performing Loans, 143 basis points for our Purchased Credit Deteriorated Loans, and 102 basis points for our Purchased Non-Performing Loans. For the quarter ended September 30, 2023, this decreased the overall funding cost by 143 basis points for our Residential whole loans, 146 basis points for our Purchased Performing Loans, 161 basis points for our Purchased Credit Deteriorated Loans, and 89 basis points for our Purchased Non-Performing Loans. For the quarter ended June 30, 2023, this decreased the overall funding cost by 144 basis points for our Residential whole loans, 145 basis points for our Purchased Performing Loans, 206 basis points for our Purchased Credit Deteriorated Loans, and 87 basis points for our Purchased Non-Performing Loans. For the quarter ended March 31, 2023, this decreased the overall funding cost by 127 basis points for our Residential whole loans, 129 basis points for our Purchased Performing Loans, 171 basis points for our Purchased Credit Deteriorated Loans, and 77 basis points for our Purchased Non-Performing Loans. For the quarter ended December 31, 2022, this decreased the overall funding cost by 89 basis points for our Residential whole loans, 87 basis points for our Purchased Performing Loans, 141 basis points for our Purchased Credit Deteriorated Loans, and 76 basis points for our Purchased Non-Performing Loans. For the quarter ended September 30, 2022, this decreased the overall funding cost by 20 basis points for our Residential whole loans, 19 basis points for our Purchased Performing Loans, 43 basis points for our Purchased Credit Deteriorated Loans, and 24 basis points for our Purchased Non-Performing Loans. For the quarter ended June 30, 2022, this increased the overall funding cost by 25 basis points for our Residential whole loans, 23 basis points for our Purchased Performing Loans, 43 basis points for our Purchased Credit Deteriorated Loans, and 29 basis points for our Purchased Non-Performing Loans. For the quarter ended March 31, 2022, this increased the overall funding cost by 35 basis points for our Residential whole loans, 33 basis points for our Purchased Performing Loans, 56 basis points for our Purchased Credit Deteriorated Loans, and 39 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our Securities for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread
December 31, 2023	7.20%	3.75%	3.45%
September 30, 2023	7.38	3.92	3.46
June 30, 2023	7.67	4.29	3.38
March 31, 2023	8.76	4.52	4.24

December 31, 2022	30.33	5.47	24.86
September 30, 2022	11.06	3.94	7.12
June 30, 2022	10.09	2.54	7.55
March 31, 2022	10.13	1.72	8.41

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
(3)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above for the quarterly periods ended December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023 includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the quarter ended December 31, 2023, this decreased the overall funding cost by 206 basis points. For the quarter ended September 30, 2023, this decreased the overall funding cost by 191 basis points. For the quarter ended June 30, 2023, this decreased the overall funding cost by 138 basis points. For the quarter ended March 31, 2023, this decreased the overall funding cost by 104 basis points. Periods prior to the quarter ended March 31, 2023 were not impacted as there was no allocation of net swap carry to the financing of our Securities, at fair value for those periods.

Interest Income

Interest income on our residential whole loans increased by $96.7 million, or 21.9%, for 2023, to $537.9 million compared to $441.2 million for 2022. This increase primarily reflects an increase in the yield to 6.15% for 2023 from 5.19% for 2022 and a $233.5 million increase in the average balance of this portfolio to $8.7 billion for 2023 from $8.5 billion for 2022.

Interest income on our Securities, at fair value portfolio increased $13.5 million to $42.4 million for 2023 from $28.9 million for 2022. This increase primarily reflects an increase in the average amortized cost of the portfolio of $362.2 million due to purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 7.57% for 2023, compared to 14.67% for 2022. The decrease in the net yield on our securities portfolio primarily reflects higher accretion income recognized in 2022 due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020.

Interest Expense

Our interest expense for 2023 increased by $170.3 million, or 65.8%, to $429.1 million, from $258.8 million for 2022.  This increase primarily reflects an increase in financing rates on our financing agreements and higher overall average balances of our financing agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For 2023, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $8.9 million compared to a reversal of provision of $2.6 million for 2022. The reversal of provision recorded in the current period primarily reflects updated modeling assumptions, as well as the run-off of loans held at carrying value, partially offset by the impact of loan charge-offs. The prior period reversal primarily reflects run-off of loans held at carrying value and adjustments to certain macro-economic and loan prepayment speed assumptions used in our credit loss forecasts.

Provision for Credit Losses on Other Assets
For 2022, we recorded a provision for credit losses on Other Assets of $28.6 million reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero. No such provision was recorded for 2023.

Other Income/(Loss), net
For 2023, Other Income/(Loss), net was $63.1 million, compared to an Other Income/(Loss), net of $(265.3) million for 2022.  The components of Other (Loss)/Income, net for 2023 and 2022 are summarized in the table below:

	For the Year Ended December 31,
(In Thousands)	2023	2022
Net gain/(loss) on residential whole loans measured at fair value through earnings	$89,850	$(866,762)
Impairment and other net gain/(loss) on securities and other portfolio investments	6,225	(25,067)
Net gain on real estate owned	9,392	25,379
Net gain/(loss) on derivatives used for risk management purposes	3,761	255,179
Net gain/(loss) on securitized debt measured at fair value through earnings	(99,589)	290,639
Lima One - origination, servicing and other fee income	43,384	46,745
Net realized loss on residential whole loans held at carrying value	(1,240)	—
Other, net	11,331	8,623
Other Income/(Loss), net	$63,114	$(265,264)

Operating and Other Expense

During 2023, we had compensation and benefits and other general and administrative expenses of $129.9 million, compared to $111.9 million for 2022.  Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, taxes, and miscellaneous expenses. Compensation and benefits expense increased $9.1 million to $85.8 million for 2023, compared to $76.7 million for 2022 primarily reflecting higher expenses for salaries, payroll taxes, and benefits related to increased headcount at Lima One and the acceleration of certain stock-based compensation expenses for retirement eligible employees, partially offset by lower sales commission expense at Lima One. Our other general and administrative expenses increased by $9.0 million to $44.1 million for 2023 compared to $35.1 million for 2022, primarily reflecting higher costs associated with deferred compensation to Directors in the current period, which were impacted by changes in our stock price, higher depreciation and other costs in the current period primarily related to furniture and fixtures and IT infrastructure at our corporate offices and higher tax provisions, partially offset by lower tax compliance professional fees and lower insurance costs.

Operating and Other Expense during 2023 also includes $34.1 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to 2022 by approximately $8.8 million, or 20.4%, primarily due to lower expenses recognized related to loan securitization activities, lower diligence and other costs associated with acquiring loans, lower servicing fees, and lower expenses on our REO portfolio.

In addition, Other expenses for 2023 and 2022 also includes $4.2 million and $9.2 million, respectively, of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
December 31, 2023	3.46%	19.04%	0.44	18.16%	4.5	1.7
September 30, 2023	(0.56)	(2.96)	—	19.10	4.3	2.0
June 30, 2023	(0.27)	(1.31)	—	20.99	3.9	1.9
March 31, 2023	3.14	14.40	0.56	21.81	3.5	1.6

December 31, 2022	0.29	1.32	—	21.59	3.5	1.8
September 30, 2022	(0.58)	(2.57)	—	22.53	3.6	1.7
June 30, 2022	(1.06)	(4.35)	—	24.33	3.3	1.8
March 31, 2022	(0.89)	(3.33)	—	26.63	3.1	1.9

(1)Reflects annualized net income divided by average total assets. For the quarters ended September 30, 2023, June 30, 2023, September 30, 2022, June 30, 2022 and March 31, 2022, the amounts calculated reflect the quarterly net income divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity. For the quarters ended September 30, 2023, June 30, 2023, September 30, 2022, June 30, 2022 and March 31, 2022, the amounts calculated reflect the quarterly net income divided by average total stockholders’ equity.
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
(6)Represents the sum of our borrowings under financing agreements (excluding securitized and other non-recourse debt) and payable for unsettled purchases divided by stockholders’ equity.

Reconciliation of GAAP and Non-GAAP Financial Measures

Reconciliation of GAAP Net Income to non-GAAP Distributable Earnings

“Distributable earnings” is a non-GAAP financial measure of our operating performance, within the meaning of Regulation G and Item 10(e) of Regulation S-K, as promulgated by the Securities and Exchange Commission. Distributable earnings is determined by adjusting GAAP net income/(loss) by removing certain unrealized gains and losses, primarily on residential mortgage investments, associated debt, and hedges that are, in each case, accounted for at fair value through earnings, certain realized gains and losses, as well as certain non-cash expenses and securitization-related transaction costs. The transaction costs are primarily comprised of costs only incurred at the time of execution of our securitizations and include costs such as underwriting fees, legal fees, diligence fees, bank fees and other similar transaction related expenses. These costs are all incurred prior to or at the execution of our securitizations and do not recur. Recurring expenses, such as servicing fees, custodial fees, trustee fees and other similar ongoing fees are not excluded from distributable earnings. Management believes that the adjustments made to GAAP earnings result in the removal of (i) income or expenses that are not reflective of the longer term performance of our investment portfolio, (ii) certain non-cash expenses, and (iii) expense items required to be recognized solely due to the election of the fair value option on certain related residential mortgage assets and associated liabilities. Distributable earnings is one of the factors that our Board of Directors considers when evaluating distributions to our shareholders. Accordingly, we believe that the adjustments to compute Distributable earnings specified below provide investors and analysts with additional information to evaluate our financial results.

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

The following table provides a reconciliation of our GAAP net income/(loss) used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
GAAP Net income/(loss) used in the calculation of basic EPS	$81,527	$(64,657)	$(34,146)	$64,565	$(1,647)	$(63,410)	$(108,760)	$(91,266)

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	(224,272)	132,894	130,703	(129,174)	68,828	291,818	218,181	287,935
Securities held at fair value	(21,371)	13,439	3,698	(2,931)	383	(1,549)	1,459	2,934
Residential whole loans and securities at carrying value	332	—	—	—	—	—	—	—
Interest rate swaps	97,400	(9,433)	(37,018)	40,747	12,725	(108,917)	(31,767)	(80,753)
Securitized debt held at fair value	108,693	(40,229)	(30,908)	48,846	(44,988)	(100,767)	(84,348)	(62,855)
Investments in loan origination partners	254	722	872	—	8,526	2,031	39,162	780
Expense items:
Amortization of intangible assets	800	800	1,300	1,300	1,300	1,300	3,300	3,300
Equity based compensation	3,635	4,447	3,932	3,020	2,480	2,673	3,540	2,645
Securitization-related transaction costs	2,702	3,217	2,071	4,602	1,744	5,014	6,399	3,233
Total adjustments	(31,827)	105,857	74,650	(33,590)	50,998	91,603	155,926	157,219
Distributable earnings	$49,700	$41,200	$40,504	$30,975	$49,351	$28,193	$47,166	$65,953

GAAP earnings/(loss) per basic common share	$0.80	$(0.64)	$(0.34)	$0.63	$(0.02)	$(0.62)	$(1.06)	$(0.86)
Distributable earnings per basic common share	$0.49	$0.40	$0.40	$0.30	$0.48	$0.28	$0.46	$0.62
Weighted average common shares for basic earnings per share	102,266	102,255	102,186	102,155	101,800	101,795	102,515	106,568
Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
December 31, 2023	2.23%	12.29%	0.71
September 30, 2023	1.98	10.36	0.88
June 30, 2023	2.06	9.81	0.88
March 31, 2023	1.69	7.76	1.17

December 31, 2022	2.45	11.34	0.73
September 30, 2022	1.53	6.79	1.57
June 30, 2022	1.99	9.60	0.96
March 31, 2022	2.82	11.90	0.71

(1)Reflects annualized Distributable earnings divided by average total assets.
(2)Reflects annualized Distributable earnings before preferred dividends divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by Distributable earnings per share.

Segment Reporting (using Distributable earnings)

The following tables present our non-GAAP Distributable earnings by segment for the periods below:

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2023
GAAP Net income/(loss) used in the calculation of basic EPS	$130,271	$33,453	$(116,435)	$47,289

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	(69,486)	(20,363)	—	(89,849)
Securities held at fair value	(7,165)	—	—	(7,165)
Residential whole loans and securities at carrying value	332	—	—	332
Interest rate swaps	68,609	23,087	—	91,696
Securitized debt held at fair value	56,032	30,370	—	86,402
Investments in loan origination partners	—	—	1,848	1,848
Expense items:
Amortization of intangible assets	—	4,200	—	4,200
Equity based compensation	—	521	14,513	15,034
Securitization-related transaction costs	145	—	12,447	12,592
Total adjustments	$48,467	$37,815	$28,808	$115,090
Distributable earnings	$178,738	$71,268	$(87,627)	$162,379

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2022
GAAP Net income/(loss) used in the calculation of basic EPS	$(88,913)	$(9,665)	$(166,505)	$(265,083)

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	730,028	136,734	—	866,762
Securities held at fair value	3,227	—	—	3,227
Interest rate swaps	(174,424)	(34,288)	—	(208,712)
Securitized debt held at fair value	(232,194)	(60,764)	—	(292,958)
Investments in loan origination partners	—	—	50,499	50,499
Expense items:
Amortization of intangible assets	—	9,200	—	9,200
Equity based compensation	—	164	11,174	11,338
Securitization-related transaction costs	—	—	16,390	16,390
Total adjustments	$326,637	$51,046	$78,063	$455,746
Distributable earnings	$237,724	$41,381	$(88,442)	$190,663

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
GAAP Total Stockholders’ Equity	$1,899.9	$1,848.5	$1,944.8	$2,018.6	$1,988.8	$2,033.9	$2,146.4	$2,349.0
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,424.9	1,373.5	1,469.8	1,543.6	1,513.8	1,558.9	1,671.4	1,874.0
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	(35.6)	(85.3)	(58.3)	(33.9)	(70.2)	(58.2)	9.5	54.0
Fair value adjustment to Securitized debt, at carrying value	95.6	122.5	129.8	122.4	139.7	109.6	75.4	47.7

Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,484.9	$1,410.7	$1,541.3	$1,632.1	$1,583.3	$1,610.3	$1,756.3	$1,975.7

GAAP book value per common share	$13.98	$13.48	$14.42	$15.15	$14.87	$15.31	$16.42	$17.84
Economic book value per common share (1)	$14.57	$13.84	$15.12	$16.02	$15.55	$15.82	$17.25	$18.81
Number of shares of common stock outstanding	101.9	101.9	101.9	101.9	101.8	101.8	101.8	105.0

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

Residential whole loans, at fair value are recorded on our consolidated balance sheets at fair value and changes in their fair value are recorded through earnings. We held $7.5 billion and $5.7 billion of residential whole loans, at fair value, at December 31, 2023 and 2022, respectively, which represented 69.7% and 62.9% of our total assets at those dates, respectively. Residential whole loans, at fair value recorded valuation changes of $89.9 million, $866.8 million and $16.2 million during the years ended December 31, 2023, 2022, and 2021, respectively.

With respect to Residential whole loans, at carrying value, the fair value for these loans is disclosed in the footnotes to the consolidated financial statements and changes in their fair value do not impact earnings. We held $1.5 billion and $1.8 billion of residential whole loans, at carrying value, at December 31, 2023 and 2022, respectively, which represented 14.2% and 19.7% of our total assets at those dates, respectively. Residential whole loans, at carrying value experienced net fair value changes of $34.6 million, ($223.7) million and ($20.4) million during the years ended December 31, 2023, 2022, and 2021, respectively.

Allowance for Credit Losses on Residential Whole Loans

An allowance for credit losses is recorded at acquisition, and maintained on an ongoing basis, for all losses expected over the life of the respective loan. Any required credit loss allowance would reduce the net carrying value of the loan with a corresponding charge to earnings, and may increase or decrease over time. Significant judgments are required in determining any allowance for credit loss, including assumptions regarding the loan cash flows expected to be collected, including related economic forecasts, the value of the underlying collateral and our ability to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Allowances for credit losses on our residential whole loans, at carrying value recorded at December 31, 2023, 2022, and 2021 were $20.5 million, $35.3 million and $39.4 million, respectively. For further discussion of the allowance for credit losses during these periods, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses on Residential Whole Loans Held at Carrying Value.”

Recent Accounting Standards to Be Adopted in Future Periods

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (or ASU 2023-07). The amendments in ASU 2023-07 primarily require entities to disclose certain significant segment expenses and other segment items on both an annual and interim basis. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect that the adoption of ASU 2023-07 will have a significant impact on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (or ASU 2023-09). The amendments in ASU 2023-09 primarily require entities to disclose more details about their income tax rate, expense and payments. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect that the adoption of ASU 2023-09 will have a significant impact on our financial statement disclosures.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, at December 31, 2023, we had approximately 2.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. During 2023, we issued 6,666 shares of common stock through our DRSPP, raising net proceeds of approximately $74,000.

We did not repurchase any shares of our common stock through the stock repurchase program during the year ended December 31, 2023. During 2022, we repurchased 6,476,746 shares of our common stock through the stock repurchase program at an average cost of $15.80 per share and a total cost of approximately $102.1 million, net of fees and commissions paid to the sales agents of approximately $161,000. Upon expiration of the repurchase authorization on December 31, 2023, approximately $202.5 million remained unused under our stock repurchase program.

In February 2023, our Board authorized a repurchase program for our Convertible Senior Notes pursuant to which we may repurchase up to $100 million of our Convertible Senior Notes. The convertible notes repurchase program does not require the purchase of any minimum amount of Convertible Senior Notes. The timing and extent to which we repurchase our Convertible Senior Notes will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. During the year ended December 31, 2023, we repurchased $20.4 million principal amount of the Convertible Senior Notes for $20.2 million and recorded a gain of $89,000 to Other Income/(Loss), net on the consolidated statement of operations. At December 31, 2023, the aggregate principal amount of the our Convertible Senior Notes outstanding was $209.6 million. Subsequent to December 31, 2023 and through February 21, 2024, we repurchased an additional $39.9 million principal amount of the Convertible Senior Notes for $39.8 million and recorded a loss of $63,000; as of February 21, 2024, the aggregate amount of our Convertible Senior Notes outstanding was $169.7 million.

Financing Agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of December 31, 2023, we had $2.4 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $6.1 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At December 31, 2023, we had unused financing capacity of approximately $2.4 billion across our financing arrangements for all collateral types.

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

At December 31, 2023, we had a total of $3.9 billion of residential whole loans and securities and $19.0 million of restricted cash pledged to our financing counterparties. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
December 31, 2023	$3,682,792	$3,576,952	$3,717,477	$4,438,548	$4,750,805	$4,750,805
September 30, 2023	3,574,547	3,486,440	3,766,848	4,014,161	4,332,936	4,332,936
June 30, 2023	3,148,269	3,370,327	3,370,327	3,924,422	3,969,274	4,043,482
March 31, 2023	3,145,555	3,042,802	3,189,587	3,680,042	3,830,309	3,838,654

December 31, 2022	3,147,303	3,226,651	3,226,651	3,842,757	3,357,590	3,855,013
September 30, 2022	3,351,046	3,229,640	3,411,200	3,643,872	3,832,311	3,832,311
June 30, 2022	3,638,476	3,530,510	3,761,049	3,170,406	3,374,716	3,374,716
March 31, 2022	3,920,895	3,942,343	4,138,377	2,555,241	2,859,061	2,859,061

December 31, 2021	3,313,641	3,501,839	3,501,839	2,302,990	2,650,473	2,650,473
September 30, 2021	2,516,940	3,278,941	3,278,941	2,008,639	2,045,729	2,137,773
June 30, 2021	2,063,852	2,156,598	2,156,598	1,778,909	2,046,381	2,046,381
March 31, 2021	2,632,791	2,221,570	2,443,149	1,535,995	1,548,920	1,602,148

(1)The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019, of which the aggregate principal amount outstanding was $209.6 million at December 31, 2023, and $100.0 million of Senior Notes issued in April 2012. During the first quarter of 2021, we redeemed all of our outstanding Senior Notes.

Cash Flows and Liquidity for the Year Ended December 31, 2023

Our cash, cash equivalents and restricted cash decreased by $5.9 million during 2023, reflecting:  $1.5 billion used in our investing activities, $1.4 billion provided by our financing activities and $108.7 million provided by our operating activities.

At December 31, 2023, our debt-to-equity multiple was 4.5 times compared to 3.5 times at December 31, 2022. Our recourse leverage multiple at December 31, 2023 was 1.7 times compared to 1.8 times at December 31, 2022. At December 31, 2023, we had borrowings under asset-backed financing agreements of $3.6 billion, of which $2.9 billion were secured by residential whole loans, $622.6 million were secured by securities and $25.2 million were secured by REO. In addition, at December 31, 2023, we had securitized debt of $4.8 billion in connection with our loan securitization transactions. At December 31, 2022, we had borrowings under asset-backed financing agreements of $3.2 billion, of which $3.1 billion were secured by residential whole loans, $111.7 million were secured by securities and $25.5 million were secured by REO. In addition, at December 31, 2022, we had securitized debt of $3.4 billion in connection with our loan securitization transactions.

During 2023, $1.5 billion was used in our investing activities.  We utilized $2.9 billion for acquisitions and origination of residential whole loans, loan related investments and capitalized advances and $588.9 million for acquisition of securities. During 2023, we received $1.4 billion of principal payments on residential whole loans and loan related investments and $115.0 million of proceeds on sales of REO.  In addition, during 2023, we received cash proceeds of $35.6 million from principal payments on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged for Margin			Cash and Securities Received for Reverse Margin	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged for Margin
(In Thousands)
December 31, 2023	$10,616	$4,085	$14,701	$23,060	$8,359
September 30, 2023	35,690	4,363	40,053	34,846	(5,207)
June 30, 2023	5,982	2,909	8,891	5,328	(3,563)
March 31, 2023	676	2,965	3,641	6,529	2,888

(1)Excludes variation margin payments on our cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of December 31, 2023.

During 2023, we paid $143.1 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $32.9 million on our preferred stock. On December 13, 2023, we declared our fourth quarter 2023 dividend on our common stock of $0.35 per share; on January 31, 2024, we paid this dividend, which totaled approximately $35.8 million, including dividend equivalents of approximately $119,000.

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

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio at December 31, 2023 and 2022. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at December 31, 2023 and 2022.

December 31, 2023

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$(124,116)	0.91%	(1.17)%
+ 50 Basis Point Increase	$(55,474)	0.28%	(0.52)%
Actual at December 31, 2023	$—	—%	—%
- 50 Basis Point Decrease	$42,307	0.02%	0.40%
-100 Basis Point Decrease	$71,446	(1.31)%	0.68%

December 31, 2022

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$(110,637)	1.53%	(1.27)%
+ 50 Basis Point Increase	$(49,483)	0.74%	(0.57)%
Actual at December 31, 2022	$—	—%	—%
- 50 Basis Point Decrease	$37,811	(0.19)%	0.43%
-100 Basis Point Decrease	$63,950	(1.89)%	0.73%

(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our interest rate swaps, securitized debt, and other fixed rate debt.
(3)Includes the impact of the net carry on our Swaps.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2023 and 2022. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above tables and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt, (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At December 31, 2023 and 2022, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because the presence of this floor could limit the potential impact of an interest rate decrease in certain rate environments, hypothetical interest rate shock decreases below the assumed floor could cause changes in the fair value of our financial instruments and our net interest income in excess of the amounts assumed.

At December 31, 2023, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.91, which is the weighted average of 3.36 for our Residential whole loans, 2.45 for our Securities investments, (2.70) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.01 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.49), which is the weighted average of (0.50) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (1.08) for our Securities and zero for our Other assets and cash and cash equivalents. At December 31, 2022, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.99, which is the weighted average of 3.69 for our Residential whole loans, 1.94 for our Securities investments, (2.85) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.01 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.53), which is the weighted average of (0.61) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (0.37) for our Securities investments, and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

CREDIT RISK

Although we do not believe we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk through our credit sensitive residential mortgage investments, in particular residential whole loans and certain of our securities investments.

Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:

Residential Whole Loans

We are exposed to credit risk from our investments in residential whole loans. Credit risk on Purchased Performing Loans is mitigated through our process to underwrite the loan before it is acquired and/or originated and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Transitional loans. Given the extent of home price appreciation that has occurred since the majority of our Purchased Performing Loans were acquired or originated, we estimate that current LTVs have decreased significantly, further mitigating the risk of material credit losses on this portfolio.

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

The following table presents certain information about our Residential whole loans at December 31, 2023:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans		Purchased Non-Performing Loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$8,009,613	$276,804	$367,748	$61,978	$513,147	$100,194	$9,329,484
Unpaid principal balance (UPB)	$7,902,317	$273,070	$421,365	$85,463	$599,714	$173,023	$9,454,952
Weighted average coupon (1)	6.9%	6.2%	4.9%	4.7%	5.2%	5.1%	6.0%
Weighted average term to maturity (months)	237	334	261	299	258	311	234
Weighted average LTV (2)	64.2%	96.2%	49.8%	103.5%	49.2%	107.5%	64.7%
Loans 90+ days delinquent (UPB)	$191,388	$47,590	$54,174	$15,139	$136,579	$63,643	$508,513

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $551.3 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at December 31, 2023:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	27.1%
Florida	12.6%
Texas	7.2%
Georgia	5.3%
New York	5.0%

CRT Securities

We are exposed to potential credit losses from our investments in CRT securities issued by or sponsored by Fannie Mae and Freddie Mac. While CRT securities are issued by or sponsored by these government-sponsored enterprises, payment of principal on these securities is not guaranteed. As an investor in a CRT security, we may incur a loss if losses on the mortgage loans in the reference pool exceed the credit enhancement on the underlying CRT security owned by us or if an actual pool of loans experience losses. We assess the credit risk associated with our investments in CRT securities by assessing the current and expected future performance of the associated loan pool.

Term Notes Backed by MSR Collateral

We have invested in certain term notes that are issued by special purpose vehicles (or SPVs) that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered by us to be largely dependent on the cash flows generated by the underlying MSRs as this impacts the cash flows available to the SPV that issued the term notes. Credit risk borne by the holders of the term notes is also mitigated by structural credit support in the form of over-collateralization. In addition, credit support is also provided by a corporate guarantee from the ultimate parent or sponsor of the SPV that is intended to provide for payment of interest and principal to the holders of the term notes if cash flows generated by the underlying MSRs are insufficient.

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

At December 31, 2023, we had access to various sources of liquidity, including $318.0 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at December 31, 2023, we had $13.8 million of unencumbered residential whole loans.

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
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule IV – Mortgage Loans on Real Estate (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the valuation of residential whole loans, at fair value
As discussed in Notes 2, 3 and 13 to the consolidated financial statements, the Company records certain residential whole loans at fair value on its consolidated balance sheet as a result of a fair value election made at the time of acquisition. As of December 31, 2023, the recorded balance of the Company’s residential whole loans, at fair value was $7.5 billion. The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from third-parties that specialize in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset.

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
Assessment of the allowance for credit losses on certain residential whole loans held at carrying value
As discussed in Note 2 and 3 to the consolidated financial statements, the Company’s total allowance for credit losses (ACL) on residential whole loans held at carrying value as of December 31, 2023 was $20.5 million (the December 31, 2023 ACL). The Company estimated the December 31, 2023 ACL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances, specific to the Company’s loan portfolio segments grouped by shared risk characteristics which include Non-Qualified Mortgages (non-QM loans), Transitional loans, Single-Family Rental loans, Seasoned Performing loans, and Purchased Credit Deteriorated loans. These expected credit losses are generally calculated based on the estimated probability of default and loss severity of loans in the portfolio, which involves projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. These results were not discounted. The default and severity rates were estimated based on the following steps: (i) obtained the Company’s historical experience through an entire economic cycle for each loan type or, to the extent the Company did not have sufficient historical loss experience for a given loan type, publicly available data derived from the historical loss experience of certain banks, which data the Company believes is generally representative of its portfolio, (ii) obtained historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimated default and severity rates during three distinct future periods based on historical default and severity rates during periods when economic conditions similar to those forecasted were experienced. The default and severity rates were applied to the estimated amount of loans outstanding during each future period, based on contractual terms and expected prepayments. Expected prepayments are estimated based on historical experience and current and expected future economic conditions, including market interest rates. The three periods were as follows: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year “reversion” period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. The Company forecasts future economic conditions based on forecasts provided by an external preparer of economic forecasts, as well as its own knowledge of the market and its portfolio. The Company may consider multiple scenarios and select the one that it believes results in the most reasonable estimate of expected losses. The Company may apply qualitative adjustments to these expected loss estimates, which are determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by data available in regulatory filings of certain banks that are considered to have similar loan portfolios (available proxy data), and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods.
We identified the assessment of the December 31, 2023 ACL associated with the Company’s non-QM loans and Purchased Credit Deteriorated loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2023 ACL for these loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the December 31, 2023 ACL methodology, including the methods and models used to estimate the expected prepayments and default and loss severity rates and their significant assumptions. Such significant assumptions included the composition of the publicly available data derived from the historical loss experience of certain banks. The assessment also included an evaluation of the conceptual soundness and performance of the prepayment, default and loss severity models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the December 31, 2023 ACL estimate, including controls over the:
•continued use and appropriateness of changes made to the prepayment, default and loss severity models
•identification and determination of the significant assumptions used in the prepayment, default and loss severity models
•performance monitoring of the prepayment, default and loss severity models
•analysis of the ACL results, trends, and ratios.
We evaluated the Company’s process to develop the December 31, 2023 ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company in the continued use and appropriateness of changes made to the prepayment, default and loss severity models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the prepayment, default and loss severity models by inspecting the model documentation to determine whether the models are suitable for their intended use
•assessing the composition of the publicly available data derived from the historical loss experience of certain banks by comparing to specific portfolio risk characteristics
We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2023 ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

New York, New York
February 22, 2024

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2023	December 31, 2022
Assets:
Residential whole loans, net ($7,511,508 and $5,727,524 held at fair value, respectively) (1)(2)	$9,041,292	$7,518,739
Securities, at fair value (2)	746,090	333,364
Cash and cash equivalents	318,000	334,183
Restricted cash	170,211	159,898
Other assets (2)	497,097	766,221
Total Assets	$10,772,690	$9,112,405

Liabilities:
Financing agreements ($4,633,660 and $3,898,744 held at fair value, respectively)	$8,536,745	$6,812,086
Other liabilities	336,030	311,470
Total Liabilities	$8,872,775	$7,123,556

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 101,916 and 101,802 shares issued and outstanding, respectively	1,019	1,018
Additional paid-in capital, in excess of par	3,698,767	3,684,291
Accumulated deficit	(1,817,759)	(1,717,991)
Accumulated other comprehensive income	17,698	21,341
Total Stockholders’ Equity	$1,899,915	$1,988,849
Total Liabilities and Stockholders’ Equity	$10,772,690	$9,112,405

(1)Includes approximately $5.7 billion and $4.0 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at December 31, 2023 and December 31, 2022, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2023	2022	2021
Interest Income:
Residential whole loans	$537,883	$441,223	$303,468
Securities, at fair value	42,376	28,921	56,690
Other interest-earning assets	9,027	7,437	1,800
Cash and cash equivalent investments	16,311	4,838	344
Interest Income	$605,597	$482,419	$362,302

Interest Expense:
Asset-backed and other collateralized financing arrangements	$413,517	$243,083	$104,597
Other interest expense	15,601	15,760	15,788
Interest Expense	$429,118	$258,843	$120,385

Net Interest Income	$176,479	$223,576	$241,917

Reversal of Provision for Credit Losses on Residential Whole Loans	$8,853	$2,646	$44,863
Provision for Credit Losses on Other Assets	—	(28,579)	—
Net Interest Income after Provision for Credit Losses	$185,332	$197,643	$286,780

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$89,850	$(866,762)	$16,243
Impairment and other net gain/(loss) on securities and other portfolio investments	6,225	(25,067)	74,496
Net gain on real estate owned	9,392	25,379	22,838
Net gain/(loss) on derivatives used for risk management purposes	3,761	255,179	1,426
Net gain/(loss) on securitized debt measured at fair value through earnings	(99,589)	290,639	15,027
Lima One - origination, servicing and other fee income	43,384	46,745	22,600
Net realized loss on residential whole loans held at carrying value	(1,240)	—	—
Other, net	11,331	8,623	9,647
Other Income/(Loss), net	$63,114	$(265,264)	$162,277

Operating and Other Expense:
Compensation and benefits	$85,799	$76,728	$53,817
Other general and administrative expense	44,147	35,138	28,903
Loan servicing, financing and other related costs	34,136	42,894	30,867
Amortization of intangible assets	4,200	9,200	6,600
Operating and Other Expense	$168,282	$163,960	$120,187

Net Income/(Loss)	$80,164	$(231,581)	$328,870
Less Preferred Stock Dividend Requirement	$32,875	$32,875	$32,875
Net Income/(Loss) Available to Common Stock and Participating Securities	$47,289	$(264,456)	$295,995

Basic Earnings/(Loss) per Common Share	$0.46	$(2.57)	$2.66
Diluted Earnings/(Loss) per Common Share	$0.46	$(2.57)	$2.63

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2023	2022	2021
Net income/(loss)	$80,164	$(231,581)	$328,870
Other Comprehensive Income/(Loss):
Unrealized gains/(losses) on securities available-for-sale	(2,873)	(25,492)	(32,774)
Reclassification adjustment for securities sales included in net income	(770)	—	—
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	1,255	1,059
Other Comprehensive Income/(Loss)	(3,643)	(24,237)	(31,715)
Comprehensive Income/(Loss) before preferred stock dividends	$76,521	$(255,818)	$297,155
Dividends required on preferred stock	(32,875)	(32,875)	(32,875)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$43,646	$(288,693)	$264,280

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	For the Year Ended December 31, 2023
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	11,000	$110	8,000	$80	101,802	$1,018	$3,684,291	$(1,717,991)	$21,341	$1,988,849
Net income	—	—	—	—	—	—	—	80,164	—	80,164
Issuance of common stock, net of expenses	—	—	—	—	172	1	(7)	—	—	(6)
Repurchase of shares of common stock (1)	—	—	—	—	(58)	—	(600)	—	—	(600)
Equity based compensation expense	—	—	—	—	—	—	14,526	—	—	14,526
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	557	(3,933)	—	(3,376)
Dividends declared on common stock ($1.40 per share)	—	—	—	—	—	—	—	(142,681)	—	(142,681)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.625 per share)	—	—	—	—	—	—	—	(17,875)	—	(17,875)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(443)	—	(443)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(3,643)	(3,643)
Balance at December 31, 2023	11,000	$110	8,000	$80	101,916	$1,019	$3,698,767	$(1,817,759)	$17,698	$1,899,915

	For the Year Ended December 31, 2022
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	11,000	$110	8,000	$80	108,138	$1,082	$3,775,482	$(1,279,484)	$45,578	$2,542,848
Net loss	—	—	—	—	—	—	—	(231,581)	—	(231,581)
Issuance of common stock, net of expenses	—	—	—	—	197	1	1,097	—	—	1,098
Repurchase of shares of common stock (1)	—	—	—	—	(6,533)	(65)	(103,188)	—	—	(103,253)
Equity based compensation expense	—	—	—	—	—	—	11,335	—	—	11,335
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(435)	(1,997)	—	(2,432)
Dividends declared on common stock ($1.67 per share)	—	—	—	—	—	—	—	(171,426)	—	(171,426)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.625 per share)	—	—	—	—	—	—	—	(17,875)	—	(17,875)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(628)	—	(628)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(25,492)	(25,492)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	1,255	1,255
Balance at December 31, 2022	11,000	$110	8,000	$80	101,802	$1,018	$3,684,291	$(1,717,991)	$21,341	$1,988,849

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2021
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	11,000	$110	8,000	$80	112,929	$1,129	$3,851,517	$(1,405,327)	$77,293	$2,524,802
Net income	—	—	—	—	—	—	—	328,870	—	328,870
Issuance of common stock, net of expenses	—	—	—	—	288	3	1,829	—	—	1,832
Repurchase of shares of common stock (1)	—	—	—	—	(5,079)	(50)	(86,343)	—	—	(86,393)
Equity based compensation expense	—	—	—	—	—	—	9,038	—	—	9,038
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(559)	(278)	—	(837)
Dividends declared on common stock ($1.540 per share)	—	—	—	—	—	—	—	(169,275)	—	(169,275)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.625 per share)	—	—	—	—	—	—	—	(17,875)	—	(17,875)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(599)	—	(599)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(32,774)	(32,774)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	1,059	1,059
Balance at December 31, 2021	11,000	$110	8,000	$80	108,138	$1,082	$3,775,482	$(1,279,484)	$45,578	$2,542,848

(1) For the year ended December 31, 2023, includes approximately $600,000 (58,505 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2022, includes approximately $1.0 million (56,690 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2021, includes approximately $799,000 (53,281 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31,
(In Thousands)	2023	2022	2021
Cash Flows From Operating Activities:
Net income/(loss)	$80,164	$(231,581)	$328,870
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net (gain)/loss on residential whole loans	(87,379)	866,762	(12,931)
Impairment and other net (gain)/loss on securities and other portfolio investments, net	(7,058)	25,067	(74,602)
Net gain on real estate owned	(9,512)	(24,473)	(18,772)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	(18,968)	(27,314)	(59,424)
Provision/(reversal of provision) for credit losses on residential whole loans and other assets	(6,845)	25,933	(48,355)
Net (gain)/loss on derivatives used for risk management purposes	93,828	(247,898)	(2,095)
Net margin received/(paid) for derivatives used for risk management purposes	(35,643)	214,754	574
Net (gain)/loss on securitized debt measured at fair value through earnings	86,402	(290,639)	(14,391)
Net other non-cash losses included in net income	31,719	31,370	31,358
(Increase)/decrease in other assets	(80,930)	25,482	(6,475)
Increase/(decrease) in other liabilities	62,961	(12,114)	14,046
Net cash provided by operating activities	$108,739	$355,349	$137,803

Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(2,914,915)	$(3,206,941)	$(4,516,971)
Proceeds from sales of residential whole loans	345,656	—	—
Principal payments on residential whole loans and loan related investments	1,445,759	1,878,802	2,012,901
Increase in cash balances resulting from Lima One purchase transaction, net	—	—	6,121
Purchases of securities	(588,915)	—	—
Proceeds from sales of securities and other assets	23,294	15,660	—
Principal payments on securities	35,626	53,121	157,297
Proceeds from sales of real estate owned	115,026	133,980	187,010
Other investing activities	(11,121)	9,450	(30,896)
Net cash used in investing activities	$(1,549,590)	$(1,115,928)	$(2,184,538)

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(2,910,832)	$(2,971,332)	$(1,822,198)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	3,049,030	2,631,606	3,022,279
Principal payments on other collateralized financing agreements	(1,997,811)	(2,152,143)	(1,883,068)
Proceeds from borrowings under other collateralized financing agreements	3,503,400	3,676,510	2,692,576
Payment made for other collateralized financing agreement related costs	(12,593)	(16,390)	(7,145)
Redemption of convertible senior notes and Senior Notes	(20,228)	—	(100,000)
Proceeds from issuances of common stock	(7)	1,183	1,825
Payments made for the repurchase of common stock through the stock repurchase program	—	(102,311)	(85,591)
Dividends paid on preferred stock	(32,875)	(32,875)	(32,875)
Dividends paid on common stock and dividend equivalents	(143,103)	(184,035)	(156,140)
Net cash provided by financing activities	$1,434,981	$850,213	$1,629,663
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(5,870)	$89,634	$(417,072)
Cash, cash equivalents and restricted cash at beginning of period	$494,081	$404,447	$821,519
Cash, cash equivalents and restricted cash at end of period	$488,211	$494,081	$404,447

Supplemental Disclosure of Cash Flow Information
Interest paid	$418,135	$239,185	$116,966

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$84,662	$82,911	$72,304
Transfer from other interest earning assets (commercial loans) to REO	$22,716	$—	$—
Dividends and dividend equivalents declared and unpaid	$35,789	$35,769	$47,751
Right-of-use lease asset and lease liability	$—	$—	$40,893

			(continued)

Repayment of Lima One preferred stock in connection with the Lima One transaction	$—	$—	$22,030
Receivable for sale of unsettled residential whole loans	$14,033	$275,656	$—
Payable for unsettled investment purchases	$103,654	$132,025	$—
Deconsolidation of securitized Agency eligible investor loans and related debt	$—	$490,952	$—

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas: impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), certain securities designated as available-for-sale (“AFS”) (see Note 4) and certain Other assets (see Note 5), valuation of Securities, at fair value (see Notes 4 and 13), income recognition and valuation of residential whole loans (see Notes 3 and 13), valuation of financing agreements (Notes 6 and 13), and valuation of derivative instruments (see Notes 5(e) and 13). In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 8). Actual results could differ from those estimates.

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
DECEMBER 31, 2023
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

Purchased Performing Loans

Acquisitions of Purchased Performing Loans to date (which include loans purchased from third parties or loans originated by Lima One) have been primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and refinance or sell the properties (“Transitional loans”) (also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iii) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”), and (v) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). Purchased Performing Loans are initially recorded at their purchase price (or amount funded for originated loans). Interest income on Purchased Performing Loans acquired at par is accrued based on each loan’s current interest bearing balance and current interest rate. Interest income on such loans acquired at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related serving costs.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

The aggregate allowance for credit losses is equal to the sum of the losses expected over the life of each respective loan. Expected losses are generally calculated based on the estimated probability of default and loss severity of loans in the portfolio, which involves projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. The results were not discounted. The default and severity rates were estimated based on the following steps: (i) obtained the Company’s historical experience through an entire economic cycle for each loan type or, to the extent the Company did not have sufficient historical loss experience for a given loan type, publicly available data derived from the historical loss experience of certain banks, which data the Company believes is generally representative of its portfolio, (ii) obtained historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimated default and severity rates during three distinct future periods based on historical default and severity rates during periods when economic conditions similar to those forecasted were experienced. The default and severity rates were applied to the estimated amount of loans outstanding during each future period, based on contractual terms and expected prepayments. Expected prepayments are estimated based on historical experience and current and expected future economic conditions, including market interest rates. The three periods were as follows: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year “reversion” period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. In addition, a liability is established (and recorded in Other Liabilities) each period using a similar methodology for committed but undrawn loan amounts. The Company forecasts future economic conditions based on forecasts provided by an external preparer of economic forecasts, as well as its own knowledge of the market and its portfolio. The Company may consider multiple scenarios and select the one that it believes results in the most reasonable estimate of expected losses. The Company may apply qualitative adjustments to these results as further described in Note 3. For certain loans where foreclosure has been deemed to be probable, loss estimates are based on whether the value of the underlying collateral is sufficient to recover the carrying value of the loan. This methodology has not changed significantly from the calculation of the allowance for credit losses in prior periods, although certain modeling factors have been refined over time and the proxy data utilized has, in some cases, been updated to better align with actual and expected loss experiences.

Purchased Credit Deteriorated Loans

The Company has elected to account for these loans as credit deteriorated as they have experienced a deterioration in credit quality since origination and prior to our purchase and were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of these loans have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. Consequently, these loans generally have a higher likelihood of default than newly originated mortgage loans with loan-to-value ratios (“LTVs”) of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Loans considered credit deteriorated are initially recorded at their purchase price on a net basis, after establishing an initial allowance for credit losses (their initial cost basis is equal to their purchase price plus the initial allowance for credit losses). Subsequent to acquisition, the gross recorded amount for these loans reflects the initial cost basis, plus accretion/amortization of interest income, less principal and interest cash flows received. Purchased Credit Deteriorated Loans acquired prior to the second quarter of 2021, or where the fair value option was not otherwise elected, are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded cost basis reduced by any allowance for credit losses. Interest income on such loans purchased is recorded each period based on the contractual coupon net of accretion/amortization of the difference between their cost basis and unpaid principal balance (“UPB”), subject to the Company’s nonaccrual policy.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Loans Held-for-Sale

For loans for which the fair value option was not elected, once a decision has been made to sell loans previously classified as held for investment, such loans are considered held-for-sale and are carried at the lower of cost or fair value.

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

Interest income is recorded on these loans based on their yield and is presented as part of interest income in the Company’s consolidated statements of operations. Cash outflows associated with loan-related advances made by the Company on behalf of the borrower are included in the basis of the loan and are reflected in unrealized gains or losses reported each period. Income and costs associated with originating loans on which the fair value option was elected are recorded in other income and expense, respectively, in the period in which they are earned or incurred.

(c)  Securities, at Fair Value

Residential Mortgage Securities

The Company has invested in residential mortgage-backed securities (“MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation (“Non-Agency MBS”). In addition, the Company has investments in credit risk transfer (“CRT”) securities that are issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. As the loans in the underlying pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company.

Term Notes Backed by Mortgage Servicing Rights (“MSR”) Collateral
The Company has invested in term notes that are issued by special purpose vehicles (“SPV”) that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. The Company considers payment of principal and interest on these term notes to be largely dependent on the cash flows generated by the underlying MSRs as this impacts the cash flows available to the SPV that issued the term notes. Credit risk borne by the holders of the term notes is also mitigated by structural credit support in the form of over-collateralization. Credit support is also provided by a corporate guarantee from the ultimate parent or sponsor of the SPV that is intended to provide for payment of interest and principal to the holders of the term notes if cash flows generated by the underlying MSRs are insufficient.

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
DECEMBER 31, 2023

Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of AOCI to earnings as a realized gain or loss using the specific identification method.

The Company has elected the fair value option for its Agency and Non-Agency MBS and certain of its CRT securities. These securities are carried at their fair value with changes in fair value included in earnings for the period and reported in Other Income/(Loss), net on the Company’s consolidated statements of operations.

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

Determination of Fair Value for Securities

In determining the fair value of the Company’s residential mortgage securities, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity (see Note 13). For term notes backed by MSR collateral, other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral, as applicable, and the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes if cash flows generated by the related underlying MSR collateral are insufficient.

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

Balance Sheet Presentation

The Company’s securities pledged as collateral against financing agreements and interest rate swap agreements (“Swaps”) are included on the consolidated balance sheets with the fair value of the securities pledged disclosed in Notes 6 and 5, respectively.  Purchases and sales of securities are recorded on the trade date.

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2023 and December 31, 2022. At December 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $318.0 million and $334.2 million, respectively. At December 31, 2023, the Company had $151.3 million of investments in overnight money market

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2022, the Company had $267.1 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, Swaps and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements and/or Swaps.  The Company had aggregate restricted cash of $170.2 million and $159.9 million at December 31, 2023 and December 31, 2022, respectively (see Notes 5(e), 6 and 13).

(f)  Goodwill & Intangible Assets

At December 31, 2023 and December 31, 2022, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $8.0 million and $12.2 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through December 31, 2023, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

(g) Real Estate Owned (“REO”)
REO represents real estate acquired by the Company, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans. REO acquired through foreclosure or deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs. REO acquired in connection with the acquisition of residential whole loans is initially recorded at its purchase price. Subsequent to acquisition, REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of an REO property that has a fair value at or below its carrying amount are reported in Other Income/(Loss), net on the Company’s consolidated statements of operations (see Note 5).

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
DECEMBER 31, 2023
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which is recognized as compensation expense over the relevant vesting period.  The amount of compensation expense recognized is not dependent on whether the market condition was or will be achieved.

(l)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and an estimate of other securities that participate in dividends, if any, to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and estimated securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  In calculating basic EPS, no adjustment is made to income available to common stockholders for forfeitable dividends or dividend equivalents. For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of RSUs outstanding that are unvested and have dividends that are subject to forfeiture, using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments (if any), are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  In addition, the Company’s 6.25% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”) are included in the calculation of diluted EPS if the assumed conversion into common shares is dilutive, using the “if-converted” method. This calculation involves adding back the periodic interest expense associated with the Convertible Senior Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS (see Note 11).

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

Swaps

The Company has entered into Swaps that are not designated as hedges for accounting purposes. Changes in the fair value of the Company’s Swaps not designated in hedging transactions are recorded in Other Income/(Loss), net on the Company’s consolidated statements of operations.

To Be Announced (“TBA”) Securities

During 2021 and 2022, the Company entered into transactions to take short positions in TBA securities in connection with the management of interest rate and other market risks associated with purchases of Agency eligible investor loans. As the Company did not intend to physically settle its transactions in TBA securities, they were required to be accounted for as derivative financial instruments. The Company did not apply hedge accounting to its TBA securities. Accordingly, TBA securities were recorded on the Company’s balance sheets at fair value, with realized and unrealized changes in fair value each period recorded in Other Income/(Loss), net in the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its financial assets and liabilities at the time of acquisition or issuance. Subsequent changes in the fair value of these financial instruments are generally reported in Other Income/(Loss), net, in the Company’s consolidated statements of operations. A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable (see Notes 2(b), 2(c), 3, 4, and 13).

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

The Company has an investment in a VIE, in which it is not considered to be the primary beneficiary and therefore is not consolidated, but is considered an equity method investment. The VIE owns a newly constructed industrial property as further described in Note 5.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(r) Contingencies

Lima One has reached agreement, or is in the process of reaching agreement, on certain state and local governmental incentives, in connection with its agreement to lease new office space for its headquarters in Greenville, SC based on certain anticipated capital expenditures and anticipated job creation. These incentives are generally recognized when there is reasonable assurance that the incentive will be received and that the Company will comply with the conditions specified in the related agreement. These incentives have commitment terms of up to ten years and may be subject to clawback if the commitments are not fulfilled. No material amounts related to any incentives have been recognized through December 31, 2023.

(s)  New Accounting Standards and Interpretations

As of December 31, 2023, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in 2023.

3. Residential Whole Loans

Included on the Company’s consolidated balance sheets at December 31, 2023 and 2022 are approximately $9.0 billion and $7.5 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for Purchased Non-performing Loans.
The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at December 31, 2023 and 2022:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Purchased Performing Loans:
Non-QM loans	$843,884	$987,282	$2,961,693	$2,372,548	$3,805,577	$3,359,830
Transitional loans (1)	35,467	75,188	2,326,029	1,342,032	2,361,496	1,417,220
Single-family rental loans (2)	172,213	210,833	1,462,583	1,165,741	1,634,796	1,376,574
Seasoned performing loans	68,945	82,932	—	—	68,945	82,932
Agency eligible investor loans	—	—	55,779	51,094	55,779	51,094
Total Purchased Performing Loans	$1,120,509	$1,356,235	$6,806,084	$4,931,415	$7,926,593	$6,287,650

Purchased Credit Deteriorated Loans	$429,726	$470,294	$—	$—	$429,726	$470,294

Allowance for Credit Losses	$(20,451)	$(35,314)	$—	$—	$(20,451)	$(35,314)

Purchased Non-Performing Loans	$—	$—	$705,424	$796,109	$705,424	$796,109

Total Residential Whole Loans	$1,529,784	$1,791,215	$7,511,508	$5,727,524	$9,041,292	$7,518,739

Number of loans	6,326	7,126	19,075	16,717	25,401	23,843
(1) As of December 31, 2023 includes $1.2 billion of loans collateralized by one-to-four family residential properties, including $471.1 million of loans collateralized by new construction projects at origination, and $1.2 billion of Transitional loans collateralized by multi-family properties. As of December 31, 2022, includes $784.9 million of loans collateralized by one-to-four family residential properties, including $283.1 million of loans collateralized by new construction projects at origination, and $632.3 million of Transitional loans collateralized by multi-family properties.
(2) As of December 31, 2023, includes held-for-sale loans with a carrying value of $13.6 million. For the 12 months ended December 31, 2023, the Company recorded a $1.2 million loss on these loans resulting from adjusting their carrying value to the lower of cost or fair value.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

The following table presents additional information regarding the Company’s Residential whole loans at December 31, 2023 and 2022:

December 31, 2023

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Delinquency %
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (5)	$3,700,052	$3,934,798	5.78%	344	65%	735	$3,732,327	$98,017	$29,587	$74,867	2.7%
Transitional loans (1)	2,358,909	2,368,121	9.22	10	64	747	2,187,161	61,024	26,618	93,318	5.1
Single-family rental loans	1,630,442	1,729,923	6.30	320	70	738	1,636,810	12,543	12,314	68,256	4.7
Seasoned performing loans	68,924	75,715	4.58	143	28	725	72,126	1,045	235	2,309	3.4
Agency eligible investor loans	55,779	66,830	3.44	332	66	758	65,094	1,508	—	228	0.3
Total Purchased Performing Loans	$7,814,106	$8,175,387	6.86%	240							3.8%

Purchased Credit Deteriorated Loans	$418,109	$506,828	4.83%	267	59%	N/A	$379,970	$44,731	$12,814	$69,313	16.2%

Purchased Non-Performing Loans	$705,424	$772,737	5.21%	270	62%	N/A	$444,491	$96,464	$31,560	$200,222	30.0%

Residential whole loans, total or weighted average	$8,937,639	$9,454,952	6.04%	234							6.6%

December 31, 2022

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Delinquency %
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,352,471	$3,671,468	5.13%	351	65%	733	$3,520,671	$56,825	$32,253	$61,719	2.6%
Transitional loans (1)	1,411,997	1,431,692	7.78	12	66	746	1,348,815	6,463	2,234	74,180	5.3
Single-family rental loans	1,375,297	1,485,967	5.74	324	69	737	1,442,095	8,431	7,978	27,463	2.4
Seasoned performing loans	82,884	90,843	3.31	151	30	714	84,514	993	937	4,399	5.9
Agency eligible investor loans	51,094	61,816	3.44	344	68	757	61,816	—	—	—	—
Total Purchased Performing Loans	$6,273,743	$6,741,786	5.78%	271							3.1%

Purchased Credit Deteriorated Loans	$448,887	$554,907	4.66%	277	63%	N/A	$403,042	$48,107	$16,270	$87,488	18.7%

Purchased Non-Performing Loans	$796,109	$884,257	5.01%	277	68%	N/A	$444,045	$89,623	$40,554	$310,035	39.6%

Residential whole loans, total or weighted average	$7,518,739	$8,180,950	5.64%	272							8.1%
(1)As of December 31, 2023 Transitional loans includes $1.2 billion of loans collateralized by multi-family properties with a weighted average term to maturity of 14 months and a weighted average LTV ratio of 63%. As of December 31, 2022, Transitional loans includes $632.3 million of loans collateralized by multi-family properties with a weighted average term to maturity of 18 months and a weighted average LTV ratio of 64%.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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
(3)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $551.3 million and $223.2 million at December 31, 2023 and December 31, 2022, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68% and 70% at December 31, 2023 and December 31, 2022, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful. 60+ LTV has been calculated on a consistent basis.
(4)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.
(5)Excluded from the table above are approximately $103.7 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2023.

During 2022, Agency eligible investor loans with an unpaid principal balance of $337.8 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses of $72.3 million. In addition, during 2022, the Agency eligible investor loan securitizations were deconsolidated from the Company’s financial statements which resulted in the de-recognition of Agency eligible investor loans with an unpaid principal balance of $598.0 million. During 2023, Non-QM loans with an unpaid principal balance of $101.2 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses, of $26.4 million.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	For the Year Ended December 31, 2023
(Dollars In Thousands)	Non-QM Loans	Transitional Loans (1)(2)	Single-family Rental Loans (4)	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2022	$7,359	$5,223	$1,277	$48	$21,407	$35,314
Current provision/(reversal)	(214)	406	514	(2)	(389)	315
Write-offs	—	(2,003)	(451)	—	(113)	(2,567)
Allowance for credit losses at March 31, 2023	$7,145	$3,626	$1,340	$46	$20,905	$33,062
Current provision/(reversal)	(233)	999	(103)	(4)	(394)	265
Write-offs	(206)	(1,785)	—	—	(301)	(2,292)
Allowance for credit losses at June 30, 2023	$6,706	$2,840	$1,237	$42	$20,210	$31,035
Current provision/(reversal)	(2,627)	559	329	(14)	501	(1,252)
Write-offs	—	(881)	(235)	—	(110)	(1,226)
Allowance for credit losses at September 30, 2023	$4,079	$2,518	$1,331	$28	$20,601	$28,557
Current provision/(reversal)	(2,208)	230	3,123	(7)	(8,975)	(7,838)
Write-offs	—	(161)	(99)	—	(9)	(269)
Allowance for credit losses at December 31, 2023	$1,871	$2,587	$4,354	$21	$11,617	$20,451

	For the Year Ended December 31, 2022
(Dollars In Thousands)	Non-QM Loans	Transitional Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2021	$8,289	$6,881	$1,451	$46	$22,780	$39,447
Current provision	(909)	(1,460)	(122)	(1)	(975)	(3,467)
Write-offs	(51)	(219)	(27)	—	(226)	(523)
Allowance for credit and valuation losses at March 31, 2022	$7,329	$5,202	$1,302	$45	$21,579	$35,457
Current provision/(reversal)	(199)	(23)	174	1	1,877	1,830
Write-offs	—	(118)	(184)	—	(58)	(360)
Allowance for credit losses at June 30, 2022	$7,130	$5,061	$1,292	$46	$23,398	$36,927
Current provision/(reversal)	(242)	583	83	3	120	547
Write-offs	—	(114)	(61)	—	(107)	(282)
Allowance for credit losses at September 30, 2022	$6,888	$5,530	$1,314	$49	$23,411	$37,192
Current provision/(reversal)	471	(13)	(37)	(1)	(1,996)	(1,576)
Write-offs	—	(294)	—	—	(8)	(302)
Allowance for credit losses at December 31, 2022	$7,359	$5,223	$1,277	$48	$21,407	$35,314

(1)In connection with Transitional loans at carrying value, the Company had unfunded commitments of $2.5 million and $8.0 million as of December 31, 2023 and 2022, respectively, with an allowance for credit losses of $0 and $29,000 at December 31, 2023 and 2022, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).
(2)Includes $26.3 million and $56.1 million of loans that were assessed for credit losses based on a collateral dependent methodology as of December 31, 2023 and 2022, respectively.
(3)Includes $53.0 million and $48.5 million of loans that were assessed for credit losses based on a collateral dependent methodology as of December 31, 2023 and 2022, respectively.
(4)Includes $10.6 million of loans that were assessed for credit losses based on a collateral dependent methodology as of December 31, 2023.

Prior to December 31, 2023, the Company’s estimates of expected losses that form the basis of the Allowance for Credit Losses included certain qualitative adjustments which had the effect of increasing expected loss estimates. These qualitative adjustments were determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by data available in regulatory filings of certain banks that are considered to have similar loan portfolios (available proxy data), and differences between current (and expected future) market conditions in comparison to

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
market conditions that occurred in historical periods. Such differences included uncertainty with respect to any residual impact of the COVID-19 pandemic, anticipated inflation and increasing market interest rates, and heightened political uncertainty. The Company’s estimates of credit losses reflect the Company’s expectation that the performance of its portfolio may experience higher delinquencies and defaults compared to the performance in historical periods of portfolios included in the available proxy data. During 2023, the Company eliminated its qualitative adjustment and made updates to certain of its modeling assumptions which, in addition to a reduction in loan balances subject to allowances, caused a reduction in the overall allowance. Estimates of credit losses under credit losses on financial instruments (“CECL”) are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of December 31, 2023 and December 31, 2022 was $266.9 million and $195.1 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of December 31, 2023 and December 31, 2022 was $66.5 million and $80.5 million, respectively. The fair value of Purchased Non-performing Loans on nonaccrual status as of December 31, 2023 and December 31, 2022 was $315.4 million and $413.1 million, respectively. During the year ended December 31, 2023, the Company recognized $14.9 million of interest income on loans on nonaccrual status, including $9.8 million on its portfolio of loans which were non-performing at acquisition. At December 31, 2023 and December 31, 2022, there were approximately $51.6 million and $71.7 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively. During the year ended December 31, 2023, the Company granted four loan modifications in its carrying value loan portfolio which gave borrowers term extensions. The average increase in weighted average life was 23 months. As of December 31, 2023, the carrying value of these loans were approximately $563,000. As of December 31, 2023, one of these modifications was delinquent for more than 90 days and three were current.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following table presents certain additional credit-related information regarding our Residential whole loans, at Carrying Value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2023	2022	2021	2020	2019	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$—	$43,610	$167,368	$395,894	$217,863	$824,735
LTV > 80% (1)	—	—	1,391	10,420	3,960	3,377	19,148
Total Non-QM loans	$—	$—	$45,001	$177,788	$399,854	$221,240	$843,883
Year Ended December 31, 2023 Gross write-offs	$—	$—	$—	$71	$25	$110	$206

Transitional loans
LTV <= 80% (1)	$—	$—	$504	$3,915	$21,086	$7,782	$33,287
LTV > 80% (1)	—	—	—	—	2,180	—	2,180
Total Transitional loans	$—	$—	$504	$3,915	$23,266	$7,782	$35,467
Year Ended December 31, 2023 Gross write-offs	$—	$—	$14	$47	$3,130	$1,639	$4,830

Single-family rental loans
LTV <= 80% (1)	$—	$—	$11,234	$20,043	$91,040	$36,530	$158,847
LTV > 80% (1)	—	—	—	296	12,343	727	13,366
Total Single-family rental loans	$—	$—	$11,234	$20,339	$103,383	$37,257	$172,213
Year Ended December 31, 2023 Gross write-offs	$—	$—	$—	$160	$624	$—	$784

Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$66,563	$66,563
LTV > 80% (1)	—	—	—	—	—	2,382	2,382
Total Seasoned performing loans	$—	$—	$—	$—	$—	$68,945	$68,945
Year Ended December 31, 2023 Gross write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$367,748	$367,748
LTV > 80% (1)	—	—	—	—	—	61,978	61,978
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$—	$429,726	$429,726
Year Ended December 31, 2023 Gross write-offs	$—	$—	$—	$—	$—	$534	$534

Total LTV <= 80% (1)	$—	$—	$55,348	$191,326	$508,020	$696,486	$1,451,180
Total LTV > 80% (1)	—	—	1,391	10,716	18,483	68,464	99,054
Total residential whole loans, at carrying value	$—	$—	$56,739	$202,042	$526,503	$764,950	$1,550,234
Year Ended December 31, 2023 Total Gross write-offs	$—	$—	$14	$278	$3,779	$2,283	$6,354

(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $551.3 million at December 31, 2023, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 68% at December 31, 2023. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	December 31, 2023
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$102,252	$104,454	63.9%
Transitional loans	113,772	119,936	65.1%
Single-family rental loans	65,659	80,570	109.1%
Seasoned performing loans	2,520	2,544	33.6%
Agency eligible investor loans	188	228	73.4%
Total Purchased Performing Loans	$284,391	$307,732

Purchased Credit Deteriorated Loans	$66,089	$82,127	64.3%

Purchased Non-Performing Loans	$222,319	$231,782	70.7%

Total Residential Whole Loans	$572,799	$621,641

	December 31, 2022
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$61,812	$61,719	67.9%
Transitional loans	73,266	74,180	68.1%
Single-family rental loans	27,466	27,463	72.9%
Seasoned performing loans	4,127	4,399	42.2%
Agency eligible investor loans	—	—	—%
Total Purchased Performing Loans	$166,671	$167,761

Purchased Credit Deteriorated Loans	$69,402	$87,488	74.8%

Purchased Non-Performing Loans	$296,697	$310,035	76.9%

Total Residential Whole Loans	$532,770	$565,284

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following tables present the components of interest income on the Company’s Residential whole loans for the years ended December 31, 2023, 2022 and 2021:

	Held at Carrying Value			Held at Fair Value			Total
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Purchased Performing Loans:
Non-QM loans	$47,471	$51,359	$75,517	$145,856	$98,384	$21,431	$193,327	$149,743	$96,948
Transitional loans	1,346	7,810	22,424	148,083	67,714	10,705	149,429	75,524	33,129
Single-family rental loans	11,167	15,314	24,863	82,974	53,661	9,306	94,141	68,975	34,169
Seasoned performing loans	4,504	4,673	6,684	—	—	—	4,504	4,673	6,684
Agency eligible investor loans	—	—	—	4,372	30,361	11,667	4,372	30,361	11,667
Total Purchased Performing Loans	$64,488	$79,156	$129,488	$381,285	$250,120	$53,109	$445,773	$329,276	$182,597

Purchased Credit Deteriorated Loans	$29,646	$33,427	$40,130	$—	$—	$—	$29,646	$33,427	$40,130

Purchased Non-Performing Loans	$—	$—	$—	$62,464	$78,520	$80,741	$62,464	$78,520	$80,741

Total Residential Whole Loans	$94,134	$112,583	$169,618	$443,749	$328,640	$133,850	$537,883	$441,223	$303,468

4.                   Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

The following table presents certain information regarding the composition of our Agency MBS portfolio as of December 31, 2023:

December 31, 2023

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$76,360	100.2%	99.1%	$75,650	9	2.4%
5.50% Coupon	277,885	100.4	100.7	279,851	11	5.2
6.00% Coupon	177,842	100.0	101.7	180,841	7	4.2
6.50% Coupon	22,213	100.1	102.7	22,802	4	1.4
Total	$554,300	100.3%	100.9%	$559,144	9	4.3%
(1) Reflects the average of the one month CPR for the number of months the security was held during the most recent three month period.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Term Notes Backed by MSR Collateral

At December 31, 2023 and 2022, the Company had $79.9 million and $97.9 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At December 31, 2023, these term notes had an amortized cost of $74.2 million, gross unrealized gains of approximately $5.7 million, a weighted average yield of 17% and a weighted average term to maturity of 1.84 years. At December 31, 2022, the term notes had an amortized cost of $86.4 million, gross unrealized gains of approximately $11.5 million, a weighted average yield of 14.3% and a weighted average term to maturity of 0.8 years. The issuer of the notes had a one-time option to extend the maturity of the notes for an additional two years, subject to satisfaction of certain conditions, which was exercised in October 2023. The coupon stepped up by 0.75% at the time of the extension.

CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. At December 31, 2023 and December 31, 2022, the Company had $83.2 million and $79.2 million, respectively, of CRT securities. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At December 31, 2023, and December 31, 2022, the Company had $23.8 million and $24.6 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency Eligible investor loans.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

The following tables present certain information about the Company’s Agency MBS and other Securities, at December 31, 2023 and 2022:

December 31, 2023

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$554,300	$1,824	$(500)	$—	$555,624	$4,355	$(835)	$3,520	$559,144
Other Securities (2)(3)(4)	193,102	19,686	(5,637)	(40,514)	166,637	20,437	(128)	20,309	186,946
Total residential mortgage securities (2)(3)(4)	$747,402	$21,510	$(6,137)	$(40,514)	$722,261	$24,792	$(963)	$23,829	$746,090

December 31, 2022

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$131,165	$860	$—	$—	$132,025	$—	$(325)	$(325)	$131,700
Other Securities (2)(3)(4)	215,649	18,344	(6,272)	(46,332)	181,389	21,473	(1,198)	20,275	201,664
Total residential mortgage securities (2)(3)(4)	$346,814	$19,204	$(6,272)	$(46,332)	$313,414	$21,473	$(1,523)	$19,950	$333,364

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at December 31, 2023 include CRT securities with a fair value of $51.2 million for which the fair value option has been elected. Such securities had approximately $2.3 million gross unrealized gains and no gross unrealized losses at December 31, 2023. Amounts disclosed at December 31, 2022 includes CRT securities with a fair value of $48.6 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $131,000 and gross unrealized losses of approximately $1.2 million at December 31, 2022.
(4)Amounts disclosed at December 31, 2023 include Non-Agency MBS with a fair value of $23.8 million for which the fair value option has been elected. Such securities had $474,000 gross unrealized gains and $128,000 gross unrealized losses at December 31, 2023. Amounts disclosed at December 31, 2022 include Non-Agency MBS with a fair value of $24.6 million for which the fair value option has been elected. Such securities had no gross unrealized gains and no gross unrealized losses at December 31, 2022.

Sales of Residential Mortgage Securities

During the year ended December 31, 2023, the Company sold MSR securities for approximately $18.2 million, realizing gains of $908,000. During the year ended December 31, 2022, the Company sold CRT securities for approximately $15.7 million, realizing gains of $84,000. The Company did not  sell any of its residential mortgage securities during the year ended December 31, 2021.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Impairment and other net gain/(loss) on securities and other portfolio investments

The following table present the components of Impairment and other net gain/(loss) on securities and other portfolio investments for the years ended December 31, 2023, 2022 and 2021, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	For the Year Ended December 31,
(In Thousands)	2023	2022	2021
Net unrealized gain/(loss) on securities	$7,341	$(3,230)	$1,607
Net realized gain from the sale of securities	908	84	—
Total Impairment and other net gain/(loss) on securities	$8,249	$(3,146)	$1,607

Net unrealized gain/(loss) on other portfolio investments	$6,180	$(21,921)	$—
Net realized loss on other portfolio investments	(5,869)	—	—
Reversal of impairment/(impairment) other portfolio investments (1)	(2,335)	—	33,956
Gain on investment in Lima One common equity	—	—	38,933
Total Impairment and other net gain/(loss) on securities and other portfolio investments	$6,225	$(25,067)	$74,496

(1)Includes impairment in 2021 related to a preferred equity investment in a loan originator, which was restructured in December 2021 and subsequently assessed as debt for accounting purposes. Accordingly, subsequent impairments on this investment recorded in 2022 are reflected as “Provision for Credit Losses on Other Assets” in the Company’s consolidated statement of operations.

Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities at December 31, 2023.

The Company did not recognize an allowance for credit losses through earnings related to its MBS for the years ended December 31, 2023, 2022 and 2021.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
(In Thousands)	2023	2022	2021
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$21,341	$46,833	$79,607
Unrealized gains/(losses) on securities available-for-sale	(2,873)	(25,492)	(32,774)
Reclassification adjustment for MBS sales included in net income	(770)	—	—
Change in AOCI from AFS securities	(3,643)	(25,492)	(32,774)
Balance at end of period	$17,698	$21,341	$46,833

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
(In Thousands)	2023	2022	2021
Agency MBS
Coupon interest	$20,676	$—	$—
Effective yield adjustment (1)(2)	(146)	—	—
Interest income	$20,529	$—	$—

Other MBS
Coupon interest	$8,128	$4,793	$4,076
Effective yield adjustment (1)(2)(3)	191	3,143	13,265
Interest income	$8,319	$7,936	$17,341

Term notes backed by MSR collateral
Coupon interest	$8,423	$6,610	$7,462
Effective yield adjustment (2)(4)	$5,104	$14,374	$31,887
Interest income	$13,527	$20,984	$39,349

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
5.    Other Assets

The following table presents the components of the Company’s Other assets at December 31, 2023 and 2022:

(In Thousands)	December 31, 2023	December 31, 2022
Receivable for sale of unsettled residential whole loans	$—	$275,656
REO	110,174	130,605
Commercial REO	22,717	—
Goodwill	61,076	61,076
Intangibles, net (1)	8,000	12,200
Capital contributions made to loan origination partners	19,780	28,308
Commercial loans	51,426	61,510
Interest receivable	98,924	68,704
Other loan related receivables	24,084	23,463
Lease Right-of-Use Asset (2)	37,819	39,459
Other	63,097	65,240
Total Other Assets	$497,097	$766,221

(1)Net of aggregate accumulated amortization of $20.0 million and $15.8 million as of December 31, 2023 and 2022, respectively.
(2)An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).

(a) Real Estate Owned and Commercial REO
At December 31, 2023, the Company had 300 REO properties with an aggregate carrying value of $110.2 million. At December 31, 2022, the Company had 388 REO properties with an aggregate carrying value of $130.6 million.

At December 31, 2023, $110.1 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $89.1 million of residential whole loans held at carrying value and $264.5 million of residential whole loans held at fair value at December 31, 2023.

The following table presents the activity in the Company’s REO for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(Dollars In Thousands)	2023	2022
Balance at beginning of period	$130,605	$156,223
Adjustments to record at lower of cost or fair value	(4,867)	(4,255)
Transfer from residential whole loans (1)	84,662	82,911
Purchases and capital improvements, net	421	978
Disposals and other (2)	(100,647)	(105,252)
Balance at end of period	$110,174	$130,605

Number of properties	300	388

(1)Includes a net loss recorded on transfer of approximately $400,000 and $1.2 million, respectively, for the years ended December 31, 2023 and December 31, 2022.
(2)During the year ended December 31, 2023, the Company sold 342 REO properties for consideration of $114.3 million, realizing net gains of approximately $14.4 million. During the year ended December 31, 2022, the Company sold 416 REO properties for consideration of $133.8 million, realizing net gains of approximately $28.7 million. These amounts are included in Other Income/(Loss), net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Commercial REO

The Company received a 75% interest in an entity which owns a newly constructed industrial property as part of the negotiated settlement of a delinquent commercial mortgage loan. The entity was determined to be a VIE but the Company was not determined to be the primary beneficiary; as a result, the investment in the entity is considered an equity method investment. At the time the Company received this interest, it was valued at $22.7 million and the Company recorded a $0.3 million gain over the carrying value of the commercial loan. The entity accounts for this commercial REO similarly to the manner in which the Company accounts for its residential REO. The entity does not own any other significant assets or carry any significant liabilities and the property is currently vacant and considered held for sale.

(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One. In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million.

The amortization period for each of the finite lived intangible assets and the activity for the years ended December 31, 2023, 2022 and 2021 is summarized in the table below:

(Dollars in Thousands)	Acquisition Date July 1, 2021	Amortization Year Ended December 31, 2021	Amortization Year Ended December 31, 2022	Amortization Year Ended December 31, 2023	Carrying Value at December 31, 2023	Amortization Period (Years) (1)
Trademarks / Trade Names	$4,000	$(200)	$(400)	$(400)	$3,000	10
Customer Relationships	16,000	(4,000)	(6,000)	(3,000)	3,000	4
Internally Developed Software	4,000	(400)	(800)	(800)	2,000	5
Non-Compete Agreements	4,000	(2,000)	(2,000)	—	—	1
Total Identified Intangibles	$28,000	$(6,600)	$(9,200)	$(4,200)	$8,000
(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.

(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At December 31, 2023, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $19.8 million, including $4.7 million of common equity (including partnership interests) and $15.1 million of preferred equity.

During the year ended December 31, 2023, the Company recorded an impairment charge in earnings of $2.3 million against the carrying value of its investment in one loan origination partner. In 2023, the Company sold a preferred equity interest in one loan origination partner, which was recorded at $6.6 million, and recorded a gain of $0.1 million.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

(d) Commercial Mortgage Loans

The Company owns a portfolio of participations in commercial mortgage bridge loans, which are accounted for at fair value under the fair value option, and are classified as Level 3 fair value measurements in the fair value hierarchy. The participations range from 49% to 75% of the total UPB of the related loans; the remaining interest in each loan was retained by the originator of such loan. The commercial mortgage loans are predominantly collateralized by multi-family properties; the collateral also includes one senior living property, one parking, and one office property. The commercial mortgage loans are generally first liens and bear variable interest rates. The Company received an interest in one of the underlying properties in the fourth quarter of 2023, as further described above under “Commercial REO.”

The following table presents certain additional information about the Company’s commercial mortgage loans as of December 31, 2023 and December 31, 2022:

(In Thousands)	Fair Value / Carrying Value	UPB	Weighted Average Coupon	Weighted Average Term to Maturity (Months)	UPB 60+ Days Delinquent
Commercial Mortgage Loans - December 31, 2023	$51,426	$51,602	13.18%	2	$3,521

Commercial Mortgage Loans - December 31, 2022	$61,510	$61,510	11.54%	10	$—

(e) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At December 31, 2023, none of the Company’s Swaps were designated as hedges for accounting purposes.

Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero.
The following table presents the assets pledged as collateral against the Company’s Swaps at December 31, 2023, and December 31, 2022:

(In Thousands)	December 31, 2023	December 31, 2022
Agency MBS, at fair value	$41,179	$—
Restricted Cash	22,880	60,764

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
At December 31, 2023, the Company had Swaps with an aggregate notional amount of $3.3 billion and an average maturity of approximately 38 months with a maximum term of approximately 119 months.

The following table presents information about the Company’s Swaps at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$—	—%	—%
Over 30 days to 3 months	100,000	1.49	5.38	—	—	—
Over 3 months to 6 months	—	—	—	—	—	—
Over 6 months to 12 months	450,010	0.90	5.38	—	—	—
Over 12 months to 24 months	675,000	1.52	5.38	550,010	1.01	4.30
Over 24 months to 36 months	450,000	1.12	5.38	775,000	1.75	4.30
Over 36 months to 48 months	975,000	1.73	5.38	450,000	1.12	4.30
Over 48 months to 60 months	24,600	4.28	5.38	1,075,000	1.86	4.30
Over 60 months to 72 months	310,000	2.95	5.38	—	—	—
Over 72 months to 84 months	—	—	—	310,000	2.95	4.30
Over 84 months	292,650	4.32	5.38	—	—	—
Total Swaps	$3,277,260	1.85%	5.38%	$3,160,010	1.69%	4.30%

(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented. This rate adjusts daily based on SOFR.

Impact of Derivative Instruments on Earnings

The following table present the components of Net gain/(loss) on derivatives used for risk management purposes for the years ended December 31, 2023, 2022 and 2021, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	For the Year Ended December 31,
(In Thousands)	2023	2022	2021
Income on swap variable receive leg	$158,554	$52,395	$34
Expense on swap fixed pay leg	(51,400)	(42,353)	(703)
Unrealized mark-to-market gain/(loss)	(91,696)	208,712	70
Net price alignment expense on margin collateral received	(11,697)	(2,762)	—
Net gain on TBA short positions	—	39,187	2,025
Total Net gain/(loss) on derivatives used for risk management purposes	$3,761	$255,179	$1,426

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
6.      Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at December 31, 2023 and 2022:

		December 31, 2023
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)

Agreements with mark-to-market collateral provisions	Residential Whole Loans and REO	$1,738,543	$1,737,651	7.23%	11.8
Agreements with mark-to-market collateral provisions	Securities	622,603	622,603	5.75%	0.2
Total Agreements with mark-to-market collateral provisions		2,361,146	2,360,254	6.93%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans and REO	1,217,671	1,216,697	7.71%	20.6
Securitized debt	Residential Whole Loans	4,894,746	4,750,805	4.00%	See Note 14
Convertible senior notes	Unsecured	209,589	208,989	6.94%	5.5
Impact of net Swap carry				(1.36)%
Total Financing agreements (2)		$8,683,152	$8,536,745	4.11%

		December 31, 2022
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)

Agreements with mark-to-market collateral provisions	Residential Whole Loans and REO	$2,111,647	$2,111,396	3.63%	6.9
Agreements with mark-to-market collateral provisions	Securities	111,651	111,651	3.34%	1.5
Total Agreements with mark-to-market collateral provisions		2,223,298	2,223,047	3.62%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans and REO	1,004,260	1,003,604	5.00%	16.8
Securitized debt	Residential Whole Loans	3,586,397	3,357,590	2.99%	See Note 14
Convertible senior notes	Unsecured	229,989	227,845	6.94%	17.5
Impact of net Swap carry				(0.14)%
Total Financing agreements (2)		$7,043,944	$6,812,086	3.46%

(1)The Company has both financing agreements held at fair value and financing agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At December 31, 2023, the Company had $178.9 million of agreements with mark-to-market collateral provisions held at fair value, $469.4 million of agreements with non-mark-to-market collateral provisions held at fair value, and $4.0 billion of securitized debt held at fair value, with amortized cost bases of $178.9 million, $469.4 million, and, $4.1 billion respectively. At December 31, 2022, the Company had $884.5 million of agreements with mark-to-market collateral provisions held at fair value, $578.9 million of agreements with non-mark-to-market collateral provisions held at fair value, and $2.4 billion of securitized debt held at fair value, with amortized cost bases of $884.5 million, $578.9 million, and $2.6 billion, respectively.
(2)Weighted average cost of funding reflects year-to-date interest expense divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on the Company’s Swaps. For the year ended December 31, 2023, this decreased the overall funding cost by 136 basis points, and for the year ended December 31, 2022, this decreased the overall funding cost by 14 basis points. The Company does not allocate the impact of the net carry by type of financing agreement.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of December 31, 2023
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential Whole Loans	$601,102	$58,561	$564,772	$514,108	$1,738,543
Agreements with mark-to-market collateral provisions	Securities	622,603	—	—	—	622,603
Total Agreements with mark-to-market collateral provisions		1,223,705	58,561	564,772	514,108	2,361,146
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans	36,341	10,151	44,342	1,126,837	1,217,671

(1)$945.8 million of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an agreement with mark-to-market collateral provisions with $335.2 million outstanding. The longest maturity date is approximately 33 months.

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at December 31, 2023 and 2022:

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Mark-to-market financing agreements secured by residential whole loans	$1,712,489	$2,095,002
Fair value of residential whole loans pledged as collateral under financing agreements	$2,204,239	$2,632,489
Weighted average haircut on residential whole loans (1)	20.90%	18.33%
Mark-to-market financing agreements secured by securities at fair value	$622,603	$111,651
Securities at fair value pledged as collateral under financing agreements	$689,818	$177,111
Weighted average haircut on securities at fair value (1)	8.07%	37.43%
Mark-to-market financing agreements secured by real estate owned	$25,163	$16,394
Fair value of real estate owned pledged as collateral under financing agreements	$50,365	$33,367
Weighted average haircut on real estate owned (1)	49.39%	48.07%

(1)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at December 31, 2023 and 2022:

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Non-mark-to-market financing secured by residential whole loans	$1,216,697	$994,494
Fair value of residential whole loans pledged as collateral under financing agreements	$1,510,146	$1,301,685
Weighted average haircut on residential whole loans	17.65%	21.43%
Non-mark-to-market financing secured by real estate owned	$—	$9,109
Fair value of real estate owned pledged as collateral under financing agreements	$—	$22,902
Weighted average haircut on real estate owned	—%	60.23%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements of $19.0 million and $16.0 million at December 31, 2023 and 2022, respectively.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,578,816	7.36%	$3,060,111	6.60%
Over 30 days to 3 months	—	—	167,447	6.19
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$3,578,816	7.37%	$3,227,558	6.58%

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

In February 2023, the Company’s Board authorized a repurchase program for its Convertible Senior Notes pursuant to which it may repurchase up to $100 million of its Convertible Senior Notes. The convertible notes repurchase program does not require the purchase of any minimum amount of Convertible Senior Notes. The timing and extent to which the Company may

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
repurchase its Convertible Senior Notes will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. During the year ended December 31, 2023, the Company repurchased $20.4 million principal amount of the Convertible Senior Notes for $20.2 million and recorded a gain of $89,000 to Other Income/(Loss), net on the consolidated statement of operations. At December 31, 2023, the aggregate principal amount of the Company’s Convertible Senior Notes outstanding was $209.6 million.

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

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 14 and 12 counterparties at December 31, 2023 and 2022, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2023:

	December 31, 2023
	Amount at Risk (1)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Wells Fargo	$283,820	1	14.9%
Barclays	168,512	1	8.9
Churchill	152,409	1	8.0
(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of December 31, 2023 and 2022:

	December 31, 2023
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$55,056	$318,762	$1,170,268	$1,544,086
Residential whole loans, at fair value	1,458,848	1,414,912	4,526,461	7,400,221
Securities, at fair value	—	689,818	—	689,818
Other assets: REO	—	43,295	33,334	76,629
Total	$1,513,904	$2,466,787	$5,730,063	$9,710,754

	December 31, 2022
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$215,993	$284,683	$1,314,104	$1,814,780
Residential whole loans, at fair value	1,095,556	2,164,158	2,720,757	5,980,471
Securities, at fair value	—	177,111	—	177,111
Other assets: REO	19,837	28,490	36,486	84,813
Total	$1,331,386	$2,654,442	$4,071,347	$8,057,175

(1)An aggregate of $36.4 million and $30.9 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financings agreements had also been pledged as of December 31, 2023 and 2022, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at December 31, 2023 and 2022:

(In Thousands)	December 31, 2023	December 31, 2022
Payable for unsettled investment purchases	$103,654	$132,026
Dividends and dividend equivalents payable	35,789	35,769
Lease liability	43,576	45,314
Accrued interest payable	30,834	23,040
Accrued expenses and other	122,177	75,321
Total Other Liabilities	$336,030	$311,470

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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2023 or 2022. As of the date of this filing, the Company’s tax returns for tax years 2020 through 2022 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at December 31, 2023 and 2022 are presented in the following table:

(In Thousands)	December 31, 2023	December 31, 2022
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$91,113	$97,655
Unrealized mark-to-market, impairments and loss provisions	16,170	12,609
Other realized / unrealized treatment differences	(34,923)	(28,620)
Total deferred tax assets	72,360	81,644
Less: valuation allowance	(72,360)	(81,644)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at December 31, 2023 is dependent on several factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

No net deferred tax benefit was recorded by the Company for the years ended December 31, 2023 and 2022, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards generated prior to 2018 will begin to expire in 2037; those generated in 2018 and later can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At December 31, 2023, the Company’s federal NOL carryforward from prior years was $332.2 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The income tax provision (benefit) is included in Other general and administrative expense in the Company’s consolidated statements of operations. The following table summarizes the Company’s income tax provision/(benefit) primarily recorded at the Company’s domestic TRS entities for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended
(In Thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Current provision/(benefit)
Federal	$(21)	$(1,309)	$2,025
State	—	263	644
Total current provision/(benefit)	(21)	(1,046)	2,669
Deferred provision/(benefit)
Federal	251	166	—
State	48	29	—
Total deferred provision/(benefit)	299	195	—
Total provision/(benefit)	$278	$(851)	$2,669

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at December 31, 2023, 2022, and 2021:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Federal statutory rate	21.0%	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	(34.9)%	2.6%	(4.6)%
Other differences in taxable income/(loss) from GAAP	23.7%	(13.0)%	(4.7)%
State and local taxes	—%	—%	—%
Change in valuation allowance on DTAs	(9.5)%	(10.1)%	(11.1)%
Effective tax rate	0.3%	0.5%	0.6%

9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the year ended December 31, 2023, the Company recorded an expense of approximately $5.2 million in connection with this lease. The original term specified in this lease is approximately fifteen years with a termination date of December 2036 and an option to renew for an additional five years.

The Company recognized total lease expense of $6.7 million, $6.5 million and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in Other general and administrative expense on the Company’s consolidated statements of operations.

At December 31, 2023, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) for the Company’s lease commitments were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2024	$6,068
2025	5,212
2026	4,839
2027	5,119
2028	5,055
Thereafter	41,944
Total	$68,237
Present Value Discount	(24,661)
Total Lease Liability (Note 7)	$43,576

Additionally, in June 2023, Lima One executed a lease agreement on new office space in Greenville, South Carolina for a thirteen-year term. The Company expects the average annual lease rental expense to be approximately $3.0 million. Lima One currently expects to relocate to the space in the first fiscal quarter of 2025. Further, Lima One has the ability to terminate the lease agreement if vertical construction of the building is not started by April 2024.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of December 31, 2023, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

(c) Loan Commitments

At December 31, 2023, the Company had unfunded commitments of $585.8 million in connection with its Transitional loans (see Note 3). From time to time, Lima One makes short-term commitments to originate mortgage loans; such commitments were not significant at December 31, 2023.

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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2021 through December 31, 2023:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2023	November 21, 2023	December 4, 2023	December 29, 2023	$0.46875
	August 17, 2023	September 5, 2023	September 29, 2023	0.46875
	May 22, 2023	June 5, 2023	June 30, 2023	0.46875
	February 21, 2023	March 6, 2023	March 31, 2023	0.46875

2022	November 18, 2022	December 5, 2022	December 30, 2022	$0.46875
	August 22, 2022	September 6, 2022	September 30, 2022	0.46875
	May 18, 2022	June 1, 2022	June 30, 2022	0.46875
	February 17, 2022	March 1, 2022	March 31, 2022	0.46875

2021	November 16, 2021	December 1, 2021	December 31, 2021	$0.46875
	August 26, 2021	September 8, 2021	September 30, 2021	0.46875
	May 24, 2021	June 7, 2021	June 30, 2021	0.46875
	February 19, 2021	March 5, 2021	March 31, 2021	0.46875

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

The Company’s Series C Preferred Stock is entitled to receive dividends (i) from and including the original issue date to, but excluding, March 31, 2025, at a fixed rate of 6.50% per year on the $25.00 liquidation preference and (ii) from and including March 31, 2025, at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 5.345% per year of the $25.00 per share liquidation preference before the Company’s common stock is paid any dividends, and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. In light of the discontinuance of the publication of three-month LIBOR after June 2023, and pursuant to the terms of the Series C Preferred Stock, the Company will, prior to March 31, 2025, appoint a calculation agent to select an industry accepted substitute or successor base rate to the three-month LIBOR rate. The calculation agent may also implement changes to the business day convention, the definition of business day, the dividend determination date, the interest rate spread and the method for obtaining the substitute or successor base rate, in a manner that is consistent with industry accepted practices. In March 2022, Congress enacted a federal statute that provides a safe harbor for those, like the calculation agent, that are contractually responsible for determining LIBOR replacements under certain circumstances, which the Company expects will apply to the Series C Preferred Stock. The Federal Reserve is required to promulgate rules under this statute which, once final, the Company expects will affect the selection of an industry accepted substitute or successor base rate under the terms of the Series C Preferred Stock. Although the Company has not yet appointed a calculation agent and a substitute or successor base rate has not yet been selected, the Company expects that three-month SOFR will be the substitute or successor base rate to three-month LIBOR. Dividends on the Series C Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series C Preferred Stock is not redeemable by the Company prior to March 31, 2025, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and upon the occurrence of certain specified change in control transactions. On or after March 31, 2025, the Company may, at its option, subject to certain procedural requirements, redeem any or all of the shares of the Series C Preferred Stock for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2021 through December 31, 2023:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2023	November 21, 2023	December 4, 2023	December 29, 2023	$0.40625
	August 17, 2023	September 5, 2023	September 29, 2023	0.40625
	May 22, 2023	June 5, 2023	June 30, 2023	0.40625
	February 21, 2023	March 6, 2023	March 31, 2023	0.40625

2022	November 18, 2022	December 5, 2022	December 30, 2022	$0.40625
	August 22, 2022	September 6, 2022	September 30, 2022	0.40625
	May 18, 2022	June 1, 2022	June 30, 2022	0.40625
	February 17, 2022	March 1, 2022	March 31, 2022	0.40625

2021	November 16, 2021	December 1, 2021	December 31, 2021	$0.40625
	August 26, 2021	September 8, 2021	September 30, 2021	0.40625
	May 24, 2021	June 7, 2021	June 30, 2021	0.40625
	February 19, 2021	March 5, 2021	March 31, 2021	0.40625

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2021 through December 31, 2023:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2023	December 13, 2023	December 29, 2023	January 31, 2024	$0.350	(1)
	September 20, 2023	October 2, 2023	October 31, 2023	0.350
	June 15, 2023	June 30, 2023	July 31, 2023	0.350
	March 10, 2023	March 31, 2023	April 28, 2023	0.350

2022	December 14, 2022	December 30, 2022	January 31, 2023	$0.350	(2)
	September 13, 2022	September 30, 2022	October 31, 2022	0.440
	June 15, 2022	June 30, 2022	July 29, 2022	0.440
	March 11, 2022	March 22, 2022	April 29, 2022	0.440	(3)

2021	December 14, 2021	December 31, 2021	January 31, 2022	$0.440	(4)(5)
	September 15, 2021	September 30, 2021	October 29, 2021	0.400	(4)
	June 15, 2021	June 30, 2021	July 30, 2021	0.400	(4)
	March 12, 2021	March 31, 2021	April 30, 2021	0.300	(4)

(1)At December 31, 2023, the Company had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on December 13, 2023. This dividend will be treated as a dividend paid in 2024 to the extent of the Company’s earnings and profits in 2024.
(2)At December 31, 2022, the Company had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on December 14, 2022. A portion of this dividend was considered taxable income to the recipient in 2023. For more information see the Company’s 2023 Dividend Tax Information on its website.
(3)The $0.44 per share dividend declared on March 11, 2022, has been adjusted to reflect the Reverse Stock Split; the amount actually paid in respect of such dividend was $0.11 per share, which was based on the pre-split number of shares held by stockholders at the record date for such dividend (March 22, 2022).
(4)The $0.44, $0.40, $0.40 and $0.30 per share dividend amounts for the three months ended December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, respectively, have been adjusted to reflect the Company’s one-for-four reverse stock split effected on April 4, 2022; the dividends actually paid in respect of such dividends were $0.11, $0.10, $0.10 and $0.075 per share, respectively, which were based on the pre-split number of shares held by stockholders at the record dates for such dividends (December 31, 2021, September 30, 2021, June 30, 2021, and March 31, 2021, respectively).
(5)At December 31, 2021, the Company had accrued dividends and dividend equivalents payable of $47.8 million related to the common stock dividend declared on December 14, 2021. A portion of this dividend was considered taxable income to the recipient in 2022. For more information see the Company’s 2022 Dividend Tax Information on its website.

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the year ended December 31, 2023, the portion of the Company’s common stock dividends paid during the year deemed to be a return of capital was $0.4108 per share of common stock. For the year ended December 31, 2022, the portion of the Company’s common stock dividends paid during the year deemed to be a return of capital was $1.76 per share of common stock. For the year ended December 31, 2021, the portion of the Company’s common stock dividends paid during the year deemed to be a return of capital was $1.0512 per share of common stock.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 27, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and, registered an aggregate of 2.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2023, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the years ended December 31, 2023, 2022 and 2021, the Company issued 6,666, 80,027 and 107,925 shares of common stock through the DRSPP, raising net proceeds of approximately $74,000, $1.2 million and $1.9 million, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2023, the Company issued 8,848,219 shares pursuant to the DRSPP, raising net proceeds of $290.8 million.

(d)  Stock Repurchase Program

On March 11, 2022, the Company’s Board authorized a stock repurchase program under which the Company could repurchase up to $250 million of its common stock through the end of 2023. The Board’s authorization superseded and replaced the authorization under a prior stock repurchase program that had been adopted in November 2020, which also authorized the Company to repurchase up to $250 million.

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

The Company did not repurchase any shares of its common stock during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, the Company repurchased 6,476,746 and 5,025,374 shares of its common stock through the stock repurchase program at an average cost of $15.80 and $17.04 per share and a total cost of approximately $102.1 million and $85.6 million, net of fees and commissions paid to the sales agent of approximately $161,000 and $201,000, respectively. Upon expiration of the repurchase authorization on December 31, 2023, approximately $202.5 million remained unused under the stock repurchase program.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

(e) Accumulated Other Comprehensive Income/(Loss)

The following tables present changes in the balances of each component of the Company’s AOCI for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31, 2023
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$21,341	$—	$21,341
OCI before reclassifications	(2,873)	—	(2,873)
Amounts reclassified from AOCI	(770)	—	(770)
Net OCI during the period (2)	(3,643)	—	(3,643)
Balance at end of period	$17,698	$—	$17,698

	For the Year Ended December 31, 2022
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$46,833	$(1,255)	$45,578
OCI before reclassifications	(25,492)	1,255	(24,237)
Amounts reclassified from AOCI	—	—	—
Net OCI during the period (2)	(25,492)	1,255	(24,237)
Balance at end of period	$21,341	$—	$21,341

	For the Year Ended December 31, 2021
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$79,607	$(2,314)	$77,293
OCI before reclassifications	(32,774)	1,059	(31,715)
Amounts reclassified from AOCI	—	—	—
Net OCI during the period (2)	(32,774)	1,059	(31,715)
Balance at end of period	$46,833	$(1,255)	$45,578

(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
11.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2023	2022	2021
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$80,164	$(231,581)	$328,870
Dividends declared on preferred stock	(32,875)	(32,875)	(32,875)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	(627)	(1,044)
Net income/(loss) to common stockholders - basic	$47,289	$(265,083)	$294,951
Basic weighted average common shares outstanding	102,215	103,153	110,704
Basic Earnings/(Loss) per Share	$0.46	$(2.57)	$2.66

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$47,289	$(265,083)	$294,951
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	—	1,044
Interest expense on Convertible Senior Notes	—	—	15,668
Net income/(loss) to common stockholders - diluted	$47,289	$(265,083)	$311,663
Basic weighted average common shares outstanding	102,215	103,153	110,704
Unvested and vested restricted stock units	1,363	—	757
Effect of assumed conversion of Convertible Senior Notes to common shares	—	—	7,230
Diluted weighted average common shares outstanding (1)	103,578	103,153	118,691
Diluted Earnings/(Loss) per Share	$0.46	$(2.57)	$2.63
(1)At December 31, 2023, the Company had approximately 3.8 million equity instruments outstanding that were included in the calculation of diluted EPS for the year ended December 31, 2023.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $11.89. These equity instruments may continue to have a dilutive impact on future EPS.

During the year ended December 31, 2023, the Convertible Senior Notes were determined to be anti-dilutive and were excluded from the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) are included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

12.  Equity Compensation and Other Benefit Plans

(a)  Equity Compensation Plan

In accordance with the terms of the Company’s Equity Plan, which was approved by the Company’s stockholders on June 6, 2023 (and which amended and restated the Company’s 2020 Equity Compensation Plan), directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, dividend equivalent rights and other stock-based awards under the Equity Plan.

Subject to certain exceptions, stock-based awards relating to a maximum of 8.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At December 31, 2023, approximately 5.3 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 6, 2033.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of December 31, 2023 are designated to be settled in shares of the Company’s common stock.  All holders of RSUs outstanding at December 31, 2023 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled. At December 31, 2023 and 2022, the Company had unrecognized compensation expense of $9.2 million and $11.2 million, respectively, related to RSUs.  The unrecognized compensation expense at December 31, 2023 is expected to be recognized over a weighted average period of 1.5 years.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31, 2023
	RSUs With Service Condition	Weighted Average Grant Date Fair Value Per Share	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value Per Share	Total RSUs	Total Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year:	921,308	$18.63	1,138,495	$15.76	2,059,803	$17.04
Granted (1)	610,680	10.32	997,383	7.95	1,608,063	8.85
Settled	(146,440)	27.90	(190,800)	21.98	(337,240)	24.55
Cancelled/forfeited	(65,489)	13.44	(77,236)	10.72	(142,725)	11.97
Outstanding at end of year	1,320,059	$14.01	1,867,842	$11.16	3,187,901	$12.34
RSUs vested but not settled at end of year	635,595	$15.63	560,114	$13.61	1,195,709	$14.68
RSUs unvested at end of year	684,464	$12.52	1,307,728	$10.11	1,992,192	$10.94

	For the Year Ended December 31, 2022
	RSUs With Service Condition	Weighted Average Grant Date Fair Value Per Share	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value Per Share	Total RSUs	Total Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year:	712,160	$20.22	905,708	$17.14	1,617,868	$18.50
Granted (2)	296,379	17.19	381,397	16.04	677,776	16.54
Settled	(66,125)	29.56	(112,752)	27.86	(178,877)	28.49
Cancelled/forfeited	(21,106)	17.63	(35,858)	15.56	(56,964)	16.33
Outstanding at end of year	921,308	$18.63	1,138,495	$15.76	2,059,803	$17.04
RSUs vested but not settled at end of year	394,996	$20.67	190,800	$21.98	585,796	$21.10
RSUs unvested at end of year	526,312	$17.10	947,695	$14.51	1,474,007	$15.43

	For the Year Ended December 31, 2021
	RSUs With Service Condition	Weighted Average Grant Date Fair Value Per Share	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value Per Share	Total RSUs	Total Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year:	457,376	$24.76	405,806	$25.03	863,182	$24.89
Granted (3)	379,281	16.63	602,156	13.60	981,437	14.77
Settled	(124,497)	25.98	(102,254)	27.62	(226,751)	26.72
Outstanding at end of year	712,160	$20.22	905,708	$17.14	1,617,868	$18.50
RSUs vested but not settled at end of year	285,734	$20.89	112,752	$27.86	398,486	$22.86
RSUs unvested at end of year	426,426	$19.77	792,956	$15.62	1,219,382	$17.07

(1)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs. In determining the fair value for 1,517,675 of these awards granted in 2023, the Company applied: (i) a weighted average volatility estimate of approximately 56%, which was determined considering historic volatility in the price of the Company’s and its peer group companies common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 4.12% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
the awards, respectively. The weighted average grant date fair value for the remaining 90,388 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $11.23. All of the 997,383 RSUs granted in 2023, the vesting of which is subject to both market and service conditions, are also subject to a one-year post-vesting holding requirement prior to settlement. To account for the estimated loss of value due to this holding restriction, a discount for lack of marketability is applied after the payout value is determined. There is no post vesting holding requirement on the 610,680 RSUs granted in 2023 the vesting of which is subject to a service condition only.
(2)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 603,525 of these awards granted in 2022, the Company applied:  (i) a weighted average volatility estimate of approximately 50%, which was determined considering historic volatility in the price of the Company’s and its peer group companies’ common stock over the three period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 1.04% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards, respectively.  The weighted average grant date fair value for the remaining 74,251 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $13.67. All of the 381,397 RSUs with market and service conditions granted in 2022 are subject to a one-year post-vesting holding requirement. To account for the estimated loss of value due to this holding restriction, a discount for lack of marketability is applied after the payout value is determined. There is no post vesting holding requirement on the 296,379 RSUs granted in 2022 the vesting of which is subject to a service condition only.
(3)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs. In determining the fair value for 621,312 and 306,134 of these awards granted in 2021, the Company applied: (i) a weighted average volatility estimate of approximately 48% and 54%, which was determined considering historic volatility in the price of the Company’s and its peer group companies’ common stock over the three-year and 2.5-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 0.17% and 0.36% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards. The weighted average grant date fair value for the remaining 53,991 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $18.80. All of the 602,156 RSUs with market and service conditions granted in 2021 are subject to a one-year post-vesting holding requirement. To account for the estimated loss of value due to this holding restriction, a discount for lack of marketability is applied after the payout value is determined. There are no post vesting conditions on the 379,281 RSUs with service conditions granted in 2021.

Restricted Stock

At December 31, 2023, 2022 and 2021, the Company did not have any unvested shares of restricted common stock outstanding, and no restricted shares vested during the years ended December 31, 2023 and 2022, respectively.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board shall determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $463,000, $659,000, and $566,000 during the years ended December 31, 2023, 2022 and 2021, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the years ended December 31, 2023, 2022 and 2021.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
(In Thousands)	2023	2022	2021
RSUs	$15,035	$11,338	$9,043
Restricted shares of common stock	—	—	—
Total	$15,035	$11,338	$9,043

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
(In Thousands)	2023	2022	2021
Non-employee directors	$586	$(1,133)	$537
Total	$586	$(1,133)	$537

The Company distributed cash of approximately $374,000 and $53,000 to the participants of the Deferred Plans during the years ended December 31, 2023 and 2022, respectively. The Company did not distribute cash to the participants of the Deferred Plans during the year ended December 31, 2021.

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2023 and 2022 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,611	$2,404	$2,923	$1,953
Total	$2,611	$2,404	$2,923	$1,953

(1)Represents the cumulative amounts that were deferred by participants through December 31, 2023 and 2022, which had not been distributed through such respective date.

(c) Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2023, 2022 and 2021, the Company recognized expenses for matching contributions of $1.3 million, $1.3 million and $697,000, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Term Notes Backed by MSR Collateral

The Company’s valuation process for term notes backed by MSR collateral is similar to that used for residential mortgage securities and considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity. Other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral and, as applicable, the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes if cash flows generated by the related underlying MSR collateral are insufficient. Based on its evaluation of the observability of the data used in its fair value estimation process, these assets are classified as Level 2 in the fair value hierarchy.

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

Securitized Debt

In determining the fair value of securitized debt, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants, consistent with the valuation methodology for residential mortgage securities. Accordingly, the Company’s securitized debt is classified as Level 2 in the fair value hierarchy.

Swaps

Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2023 and 2022, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at December 31, 2023

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$55,779	$7,455,729	$7,511,508
Securities, at fair value	—	746,090	—	746,090
Total assets carried at fair value	$—	$801,869	$7,455,729	$8,257,598
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$469,424	$469,424
Agreements with mark-to-market collateral provisions	—	—	178,864	178,864
Securitized debt	—	3,985,372	—	3,985,372
Total liabilities carried at fair value	$—	$3,985,372	$648,288	$4,633,660

Fair Value at December 31, 2022

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$51,094	$5,676,430	$5,727,524
Securities, at fair value	—	333,364	—	333,364
Total assets carried at fair value	$—	$384,458	$5,676,430	$6,060,888
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$578,879	$578,879
Agreements with mark-to-market collateral provisions	—	—	884,495	884,495
Securitized debt	—	2,435,370	—	2,435,370
Total liabilities carried at fair value	$—	$2,435,370	$1,463,374	$3,898,744

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the years ended December 31, 2023 and 2022 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	For the Year Ended December 31,
(In Thousands)	2023	2022
Balance at beginning of period	$5,676,430	$4,222,584
Purchases and originations	2,411,724	2,749,275
Draws	574,839	361,035
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	114,478	(668,899)
Repayments	(1,162,471)	(925,773)
Loan sales and repurchases	(108,657)	(10,496)
Transfer to REO	(50,614)	(51,296)
Balance at end of period	$7,455,729	$5,676,430

The following table presents additional information for the years ended December 31, 2023 and 2022 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Year Ended December 31,
(In Thousands)	2023	2022
Balance at beginning of period	$578,879	$628,280
Issuances	508,510	554,823
Payment of principal	(617,965)	(602,969)
Change in unrealized losses	—	(1,255)
Balance at end of period	$469,424	$578,879

The following table presents additional information for the years ended December 31, 2023 and 2022 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Year Ended December 31,
(In Thousands)	2023	2022
Balance at beginning of period	$884,495	$1,322,362
Issuances	192,560	1,153,555
Payment of principal	(898,191)	(1,591,422)
Balance at end of period	$178,864	$884,495

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of December 31, 2023 and 2022:

	December 31, 2023
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$537,528	Discounted cash flow	Discount rate	6.8%	6.2-10.2%
			Prepayment rate	9.7%	0.0-38.9%
			Default rate	2.1%	0.0-39.5%
			Loss severity	9.7%	0.0-100.0%

	$167,324	Liquidation model	Discount rate	8.0%	8.0-8.0%
			Annual change in home prices	4.6%	(0.4)-12.7%
			Liquidation timeline (in years)	2.1	0.1-4.5
			Current value of underlying properties (3)	$831	$24-$4,720
Total	$704,852

	December 31, 2022
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$546,675	Discounted cash flow	Discount rate	7.0%	6.3-10.0%
			Prepayment rate	8.9%	0.0-33.5%
			Default rate	3.7%	0.0-52.4%
			Loss severity	11.3%	0.0-100.0%

	$249,219	Liquidation model	Discount rate	7.8%	7.8-7.8%
			Annual change in home prices	6.9%	(5.4)-59.7%
			Liquidation timeline (in years)	1.9	0.1-4.5
			Current value of underlying properties (3)	$743	$28-$4,000
Total	$795,894

(1)Excludes approximately $572,000 and $215,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at December 31, 2023 and 2022, respectively.
(2)Amounts are weighted based on the fair value of the underlying loan.
(3)The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $494,000 and $457,000 as of December 31, 2023 and 2022, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

	December 31, 2023
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Performing Loans	$6,522,457	Discounted cash flow	Discount rate	8.0%	6.5-29.2%
			Prepayment rate	10.1%	0.0-46.4%
			Default rate	0.5%	0.0-27.3%
			Loss severity	10.9%	0.0-99.0%

	$124,194	Liquidation model	Discount rate	8.0%	8.0-8.0%
			Annual change in home prices	2.6%	0.0-10.1%
			Liquidation timeline (in years)	1.6	0.8-3.9
			Current value of underlying properties	$1,580	$35-$5,500
Total	$6,646,651

	December 31, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range

Purchased Performing Loans	$4,857,587	Discounted cash flow	Discount rate	7.6%	5.6-22.7%
			Prepayment rate	7.9%	0.0-44.8%
			Default rate	0.8%	0.0-19.4%
			Loss severity	7.3%	0.0-100.0%

	$22,734	Liquidation model	Discount rate	7.8%	7.8%-7.8%
			Annual change in home prices	3.2%	(1.0)%-10.7%
			Liquidation timeline (in years)	1.9	0.8-4.2
			Current value of underlying properties	$1,319	$50-$2,850
Total	$4,880,321

(1)Excluded from the table above are approximately $103.7 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2023.
(2)Amounts are weighted based on the fair value of the underlying loan.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2023		December 31, 2022
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans	3	$8,985,513	$8,949,859	$7,467,645	$7,397,421
Residential whole loans	2	55,779	55,779	51,094	51,094
Securities, at fair value	2	746,090	746,090	333,364	333,364
Cash and cash equivalents	1	318,000	318,000	334,183	334,183
Restricted cash	1	170,211	170,211	159,898	159,898
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	1,216,697	1,217,671	1,003,604	1,004,260
Financing agreements with mark-to-market collateral provisions	3	1,737,652	1,738,543	2,111,396	2,111,647
Financing agreements with mark-to-market collateral provisions	2	622,603	622,603	111,651	111,651
Securitized debt	2	4,750,805	4,655,195	3,357,590	3,217,905
Convertible senior notes	2	208,989	209,065	227,845	211,015
(1)Carrying value of securitized debt, Convertible Senior Notes, and certain repurchase agreements is net of associated debt issuance costs.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the years ended December 31, 2023 and 2022, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $84.7 million and $82.9 million, respectively, at the time of foreclosure. In addition, at December 31, 2023, the Company held one property which is considered Commercial REO (see Note 5) which is accounted for similarly and had an estimated fair value, less estimated cost to sell, of $34.2 million at the time of foreclosure, of which the Company’s 75% interest was $25.7 million. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

The Company determined to sell certain residential whole loans in the fourth quarter of 2023. At the time this determination was made, certain of the loans were marked to fair value as their fair value at that time was lower than their carrying value. The aggregate value of these loans at the time of determination was $13.6 million and a loss of $1.2 million was recorded. These loans were classified as Level 3 in the fair value hierarchy.

In addition, on July 1, 2021, in connection with the Lima One transaction (see Note 15), the Company revalued its previously existing investments in Lima One and recorded a gain of $38.9 million. In connection with the Lima One transaction, all of Lima One’s assets and liabilities were recorded at their estimated fair value.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of December 31, 2023 and 2022:

(Dollars in Thousands)	December 31, 2023		December 31, 2022
Aggregate unpaid principal balance of residential whole loans sold	$8,241,053		$6,079,749
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$7,152,213		$5,333,090
Outstanding amount of Senior Bonds, at carrying value	$765,433	(1)	$922,220	(1)
Outstanding amount of Senior Bonds, at fair value	$3,985,372		$2,435,370
Outstanding amount of Senior Bonds, total	$4,750,805		$3,357,590
Weighted average fixed rate for Senior Bonds issued	4.51%	(2)	3.38%	(2)
Weighted average contractual maturity of Senior Bonds	36 years	(2)	38 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$1,047,297		$715,640
Cash received	$7,089,575		$5,286,305

(1)Net of $1.5 million and $2.9 million of deferred financing costs at December 31, 2023 and 2022, respectively.
(2)At December 31, 2023 and 2022, $3.4 billion and $1.9 billion, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 150, 200 or 300 basis points or more at defined dates ranging from 24 months, up to 48 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the years ended December 31, 2023 and 2022, the Company issued Senior Bonds with a current face of $1.8 billion and $2.3 billion to third-party investors for proceeds of $1.8 billion and $2.2 billion, respectively, before offering costs and accrued interest. The Senior Bonds issued by the Company during the years ended December 31, 2023 and 2022 are included in Financing agreements on the Company’s consolidated balance sheets (see Note 6).

As of December 31, 2023 and 2022, as a result of the transactions described above, securitized loans of approximately $5.7 billion and $4.0 billion are included in Residential whole loans and REO with a carrying value of approximately $33.3 million and $36.5 million are included in Other assets on the Company’s consolidated balance sheets, respectively. As of December 31, 2023 and 2022, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $4.8 billion and

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
$3.4 billion, respectively.  These Senior Bonds are disclosed as Securitized debt and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

Based on its evaluation of the factors discussed above, including maintaining certain rights in each entity including rights to direct loss mitigation activities and its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate the loan securitization transactions.

The Company also invests in securities issued by SPEs that may be VIEs. The Company is not the primary beneficiary of these SPEs, because it does not have the power to direct the activities that most significantly impact their economic performance, and therefore does not consolidate them. For these entities, the Company’s maximum exposure to loss is the amortized cost basis of the securities it owns, and it does not provide any liquidity arrangements, guarantees or other commitments to these entities. For more information on the Company’s investments in securities, see Note 4.

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of December 31, 2023 and 2022 are a total of $9.0 billion and $7.5 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

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

15. Segment Reporting

At December 31, 2023, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured convertible senior notes (see Note 6), securitization issuance costs, and preferred stock dividends.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2023
Interest Income	$364,081	$228,825	$12,691	$605,597
Interest Expense	249,458	164,059	15,601	429,118
Net Interest Income/(Expense)	$114,623	$64,766	$(2,910)	$176,479
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	8,539	314	—	8,853
Net Interest Income/(Expense) after Reversal of Provision/(Provision) for Credit Losses	$123,162	$65,080	$(2,910)	$185,332

Net gain on residential whole loans measured at fair value through earnings	$69,486	$20,364	$—	$89,850
Impairment and other net gain/(loss) on securities and other portfolio investments	8,073	—	(1,848)	6,225
Net gain on real estate owned	9,274	118	—	9,392
Net gain on derivatives used for risk management purposes	839	2,922	—	3,761
Net loss on securitized debt measured at fair value through earnings	(66,969)	(32,620)	—	(99,589)
Lima One - origination, servicing and other fee income	—	43,384	—	43,384
Net realized loss on residential whole loans held at carrying value	(1,240)	—	—	(1,240)
Other, net	7,960	2,284	1,087	11,331
Total Other Income/(Loss), net	$27,423	$36,452	$(761)	$63,114

Compensation and benefits	$—	$44,827	$40,972	$85,799
General and administrative expenses	214	17,537	26,396	44,147
Loan servicing, financing, and other related costs	20,100	1,515	12,521	34,136
Amortization of intangible assets	—	4,200	—	4,200
Net Income/(Loss)	$130,271	$33,453	$(83,560)	$80,164

Less Preferred Stock Dividend Requirement	$—	$—	$32,875	$32,875
Net Income/(Loss) Available to Common Stock and Participating Securities	$130,271	$33,453	$(116,435)	$47,289

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2022
Interest Income	$364,761	$113,134	$4,524	$482,419
Interest Expense	176,725	66,358	15,760	258,843
Net Interest Income/(Expense)	$188,036	$46,776	$(11,236)	$223,576
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	$2,842	$(196)	$—	$2,646
Provision for Credit Losses on Other Assets	—	—	(28,579)	(28,579)
Net Interest Income/(Expense) after Reversal of Provision/(Provision) for Credit Losses	$190,878	$46,580	$(39,815)	$197,643

Net gain/(loss) on residential whole loans measured at fair value through earnings	$(730,028)	$(136,734)	$—	$(866,762)
Impairment and other net loss on securities and other portfolio investments	(3,146)	—	(21,921)	(25,067)
Net gain on real estate owned	25,348	31	—	25,379
Net gain/(loss) on derivatives used for risk management purposes	217,961	37,218	—	255,179
Net gain on securitized debt measured at fair value through earnings	231,176	59,463	—	290,639
Lima One - origination, servicing and other fee income	—	46,745	—	46,745
Other, net	4,282	537	3,804	8,623
Total Other Income/(Loss), net	$(254,407)	$7,260	$(18,117)	$(265,264)

Compensation and benefits	$—	$39,241	$37,487	$76,728
General and administrative expenses	—	13,944	21,194	35,138
Loan servicing, financing, and other related costs	25,384	1,120	16,390	42,894
Amortization of intangible assets	—	9,200	—	9,200
Net Income/(Loss)	$(88,913)	$(9,665)	$(133,003)	$(231,581)

Less Preferred Stock Dividend Requirement	$—	$—	$32,875	$32,875
Net Income/(Loss) Available to Common Stock and Participating Securities	$(88,913)	$(9,665)	$(165,878)	$(264,456)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2021
Interest Income	$347,863	$14,249	$190	$362,302
Interest Expense	99,905	4,691	15,789	120,385
Net Interest Income/(Expense)	$247,958	$9,558	$(15,599)	$241,917
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	44,981	(118)	—	44,863
Net Interest Income/(Expense) after Reversal of Provision/(Provision) for Credit Losses	$292,939	$9,440	$(15,599)	$286,780

Net gain/(loss) on residential whole loans measured at fair value through earnings	$(2,719)	$18,962	$—	$16,243
Impairment and other net gain on securities and other portfolio investments	1,607	—	72,889	74,496
Net gain on real estate owned	22,760	78	—	22,838
Net gain/(loss) on derivatives used for risk management purposes	1,457	(31)	—	1,426
Net gain on securitized debt measured at fair value through earnings	14,594	433	—	15,027
Lima One - origination, servicing and other fee income	—	22,600	—	22,600
Other, net	759	128	8,760	9,647
Total Other Income/(Loss), net	$38,458	$42,170	$81,649	$162,277

Compensation and benefits	$—	$18,130	$35,687	$53,817
General and administrative expenses	—	6,010	22,893	28,903
Loan servicing, financing, and other related costs	25,250	436	5,181	30,867
Amortization of intangible assets	—	6,600	—	6,600
Net Income/(Loss)	$306,147	$20,434	$2,289	$328,870

Less Preferred Stock Dividend Requirement	$—	$—	$32,875	$32,875
Net Income/(Loss) Available to Common Stock and Participating Securities	$306,147	$20,434	$(30,586)	$295,995

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
December 31, 2023
Total Assets	$6,370,237	$4,000,932	$401,521	$10,772,690

December 31, 2022
Total Assets	$6,065,557	$2,618,695	$428,153	$9,112,405

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

The transaction was accounted for under the purchase method of accounting. Under purchase accounting, the purchase

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
consideration to acquire Lima One is defined as the cash paid to acquire the approximately 57% of the common equity interests not previously owned and the estimated fair value of the previously owned approximately 43% common equity interest. Further, under purchase accounting, the Company was required to revalue the previously owned common equity interest to fair value. At the time of the revaluation, the previously owned common equity interest had a carrying value of $5.6 million (net of a $21.0 million impairment charge that was recorded in the first quarter of 2020). Consequently, the revaluation resulted in the Company recording a gain of $38.9 million that is presented in Other Income/(Loss), net in the Company’s consolidated statement of operations for the year ended December 31, 2021. Accordingly, under the purchase method of accounting, the purchase consideration allocated was $101.7 million. The restricted stock awards issued are not included in the purchase consideration as it was determined that they should be accounted for as compensation expense for post-combination services.

Additionally, concurrent with the closing of the transaction, the Company injected additional capital that facilitated the repayment by Lima One of $47.4 million of outstanding preferred equity interests, of which $22.0 million were held by the Company prior to closing. As the Company had previously recorded an impairment write-down on its investment in Lima One’s preferred equity that was repaid in connection with the transaction, the Company recorded a gain of $5.0 million to reflect the reversal of this impairment charge. This gain was recorded in Other Income/(Loss), net in the consolidated statements of operations for the year ended December 31, 2021. Further, the Company paid a total of $428,000 of acquisition related expenses, which were recorded in Operating and Other Expenses in the consolidated statements of operations for the year ended December 31, 2021.

The Company performed an allocation of the purchase consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on their estimated fair values using the information available at the acquisition date. The excess of the purchase consideration over the net assets acquired of $61.1 million was allocated to goodwill. The goodwill is attributed to further access and expansion into business purpose loan markets as well as access to an experienced management team and workforce that are expected to continue to provide services to the business. In addition, the Company identified and recorded finite-lived intangible assets totaling $28.0 million (see Note 5).

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

16.  Subsequent Events

Securitization of Business Purpose Loans

Subsequent to quarter end, the Company completed one additional loan securitization with an aggregate UPB of Transitional loans sold of $192.5 million.

Issuance of 8.875% Senior Notes due 2029 (“8.875% Senior Notes”)

On January 11, 2024, the Company completed the issuance of $115.0 million in aggregate principal amount of its 8.875% Senior Notes in an underwritten public offering, including $15.0 million issued pursuant to the exercise of the underwriters’ option to purchase additional 8.875% Senior Notes.

The 8.875% Senior Notes are senior unsecured obligations of the Company and bear interest at a rate equal to 8.875% per year, payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on May 15, 2024, and are expected to mature on February 15, 2029, unless earlier redeemed. The Company may redeem the 8.875% Senior Notes in whole or in part at any time at the Company’s option on or after February 15, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 8.875% Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The total net proceeds to the Company from the offering of the 8.875% Senior Notes, after deducting the underwriter’s discount and commissions and estimated offering expenses, were approximately $110.7 million.

Schedule IV - Mortgage Loans on Real Estate

December 31, 2023

Asset Type	Number	Interest Rate	Maturity Date Range	Balance Sheet Reported Amount		Principal Amount of Loans Subject to Delinquent Principal or Interest
(Dollars in Thousands)
Residential Whole Loans
Original loan balance $0 - $149,999	7,596	0.00% - 16.00%	7/26/2016-4/1/2062	$663,042		$45,934
Original loan balance $150,000 - $299,999	8,130	0.00% - 14.65%	3/10/2013-11/1/2063	1,474,946		105,669
Original loan balance $300,000 - $449,999	3,840	0.00% - 13.88%	12/1/2018-1/1/2066	1,151,268		90,826
Original loan balance greater than $449,999	5,835	0.70% - 15.00%	12/1/2018-9/1/2071	5,668,833		266,084
	25,401			$8,958,089	(1)(2)	$508,513

(1)Excludes an allowance for loan losses of $20.5 million at December 31, 2023. Also excludes approximately $103.7 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2023.
(2)The federal income tax basis is approximately $4.2 billion.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

The following table summarizes the changes in the carrying amounts of residential whole loans during the year ended December 31, 2023:

For the Year Ended December 31, 2023
(In Thousands)	Residential Whole Loans
Beginning Balance	$7,518,739
Additions during period:
Purchases	$2,986,617
Premium amortization/discount accretion, net	13,819
Reversal of provision for loan loss	14,863
Changes in fair value recorded in gain/(loss) on loans recorded at fair value	114,065

Deductions during period:
Repayments	$(1,437,711)
Loan sales and repurchases	(94,624)
Impairment on carrying value loans	(1,240)
Transfer to REO	(73,236)
Ending Balance	$9,041,292

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

In connection with the preparation of this Annual Report on Form 10-K, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2023, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2023. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (the “2013 COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 140 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MFA Financial, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited MFA Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule IV – Mortgage Loans on Real Estate (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 22, 2024

Item 9B.  Other Information.

On February 21, 2024, the Company entered into Amendment No. 2 (the “Knutson Amendment”) to the Amended and Restated Employment Agreement, effective as of January 1, 2021, as amended by Amendment No. 1 thereto, dated as of May 3, 2022, with Craig L. Knutson, Chief Executive Officer and President of the Company, The principal purpose of the Knutson Amendment was to clarify the treatment of outstanding equity awards in certain circumstances following a retirement of Mr. Knutson.

In addition, on February 21, 2024, the Company entered into an agreement (the “Roper Agreement”) with Michael C. Roper, the Company’s Chief Financial Officer and Treasurer, and an amended and restated agreement (the “Schwartz Agreement”) with Harold E. Schwartz, the Company’s Senior Vice President, General Counsel and Secretary, regarding the payment of severance and other benefits to each of Mr. Roper and Mr. Schwartz in circumstances where the executive’s employment is terminated by MFA without Cause (as such term is defined in each of the Roper Agreement and the Schwartz Agreement) or he resigns for Good Reason (as such term is defined in each of the Roper Agreement and the Schwartz Agreement). Each of the Roper Agreement and the Schwartz Agreement generally provides for severance protection under these circumstances that is consistent with the severance protection provided to the Company’s other most highly compensated senior executives. More specifically, in such circumstances, subject to the applicable executive’s execution of a release of claims against MFA and its affiliates, the executive will be entitled to the following:

(A) aggregate cash equal to the greater of (i) the sum of (a) his annual base salary and (b) the median of the annual bonuses received by the executive for the three (3) preceding years and (ii) 200% of his annual base salary, which in either case will be payable to him in a lump sum not later than 60 days following the date of termination of employment; and

(B) immediate vesting of all outstanding unvested time-based equity awards; and

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

Each of the Roper Agreement and the Schwartz Agreement will remain in effect until terminated in writing by each of MFA and the executive.

In addition, each of the Roper Agreement and the Schwartz Agreement provides that if any payments or benefits provided to the executive would constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), and would be subject to the excise tax imposed under Section 4999 of the Code, the payments or benefits will be reduced by the amount required to avoid the excise tax, if such reduction would give the executive a better after-tax result than if he received the full payments and benefits and paid the excise tax. Each of the agreements also contains customary confidentiality and non-solicitation covenants, as well as other terms customary for agreements applicable to senior executives.

A copy of the Knutson Amendment is filed as Exhibit 10.3 to this Form 10-K, and a copy of each of the Roper Agreement and the Schwartz Agreement is filed as Exhibit 10.8 and 10.9, respectively, to this Form 10-K. The above descriptions of the principal terms of the Knutson Amendment, the Roper Agreement and the Schwartz Agreement are summaries only and are qualified in their entirety by reference to the applicable exhibit, each of which is incorporated by reference into this Item 9B.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2024 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about June 4, 2024. The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

Securities Authorized For Issuance Under Equity Compensation Plans

During 2023, we adopted the Equity Plan, as approved by our stockholders.  The Equity Plan amended and restated our 2020 Equity Compensation Plan. (For a description of the Equity Plan, see Note 12(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2023:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
RSUs	3,187,901
Total	3,187,901		(2)	5,280,647	(3)

(1)All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2023, 1,195,709 RSUs were vested, 684,464 RSUs were subject to time based vesting and 1,307,728 RSUs will vest subject to achieving a market condition.
(3)Number of securities remaining available for future issuance under equity compensation plans excludes RSUs presented in the table which were issued and outstanding at December 31, 2023.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 68 through 136 of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)         Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.  The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith.  All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.  Exhibits numbered 10.1 through 10.20 are management contracts or compensatory plans or arrangements.

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

4.8    Second Supplemental Indenture, dated January 11, 2024, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 8-A, dated January 11, 2024).

4.9    Form of 8.875% Senior Notes Due 2029 of the Company (attached as Exhibit A to the Second Supplemental Indenture, incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 8-A, dated January 11, 2024).

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

10.3*    Amendment No. 2, dated as of February 21, 2024, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Craig L. Knutson.

10.4    Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Gudmundur Kristjansson (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K, filed on February 23, 2021 (Commission File No. 1-13991)).

10.5    Amendment No. 1, dated as of May 3, 2022, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Gudmundur Kristjansson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed on May 4, 2022 (Commission File No. 1-13991)).

10.6    Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Bryan Wulfsohn (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K, filed on February 23, 2021 (Commission File No. 1-13991)).

10.7    Amendment No. 1, dated as of May 3, 2022, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Bryan Wulfsohn (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed on May 4, 2022 (Commission File No. 1-13991)).

10.8*    Agreement, entered into as of February 21, 2024, by and between the Company and Michael C. Roper.

10.9*    Amended and Restated Agreement, entered into as of February 21, 2024, by and between the Company and Harold E. Schwartz.

10.10    MFA Financial, Inc. Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 8, 2023 (Commission File No. 1-13991))

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

10.14    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K, dated February 23, 2021 (Commission File No. 1-13991)).

10.15    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K, dated February 23, 2021 (Commission File No. 1-13991)).

10.16*    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Equity Compensation Plan.

10.17*    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Equity Compensation Plan.

10.18    Summary Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-13991)).

10.19    Modification to Compensation Payable to the Non-Executive Chairman of the Board (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-13991)).

10.20    Modification to Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-13991)).

10.21    Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 19, 2020 (Commission File No. 1-13991)).

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

97.1*    MFA Financial, Inc. Compensation Clawback Policy (adopted September 20, 2023 and effective as of October 2, 2023).

101    Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) our Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) our Consolidated Statements of Comprehensive Income / (Loss) for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) the notes to our Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

(c)   Financial Statement Schedules required by Regulation S-X

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2023.

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

Date: February 22, 2024	MFA FINANCIAL, INC.
(Registrant)

	By	/s/	Michael Roper
Michael Roper
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 22, 2024	By	/s/	Craig L. Knutson
Craig L. Knutson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 22, 2024	By	/s/	Michael Roper
Michael Roper
Chief Financial Officer
(Principal Financial Officer)

Date: February 22, 2024	By	/s/	Bryan Doran
Bryan Doran
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 22, 2024	By	/s/	Laurie Goodman
Laurie Goodman
Chair and Director

Date: February 22, 2024	By	/s/	Robin Josephs
Robin Josephs
Director

Date: February 22, 2024	By	/s/	Francis J. Oelerich III
Francis J. Oelerich III
Director

Date: February 22, 2024	By	/s/	Lisa Polsky
Lisa Polsky
Director

Date: February 22, 2024	By	/s/	Sheila A. Stamps
Sheila A. Stamps
Director

Date: February 22, 2024	By	/s/	Richard C. Wald
Richard C. Wald
Director