Form 10-Q
period 2024-03-31
MFA FINANCIAL, INC.
filed 2024-05-06
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024

or
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
 (212) 207-6400
(Registrant’s telephone number, including area code)
_____________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	MFA	New York Stock Exchange
7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	MFA/PB	New York Stock Exchange
6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share	MFA/PC	New York Stock Exchange
8.875% Senior Notes due 2029	MFAN	New York Stock Exchange
9.00% Senior Notes due 2029	MFAO	New York Stock Exchange
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
102,082,499 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 30, 2024.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Residential whole loans, net ($7,653,907 and $7,511,508 held at fair value, respectively) (1)(2)	$9,118,665	$9,041,292
Securities, at fair value (2)	736,950	746,090
Cash and cash equivalents	306,266	318,000
Restricted cash	222,905	170,211
Other assets (2)	489,344	497,097
Total Assets	$10,874,130	$10,772,690

Liabilities:
Financing agreements ($4,641,438 and $4,633,660 held at fair value, respectively)	$8,685,916	$8,536,745
Other liabilities	304,027	336,030
Total Liabilities	$8,989,943	$8,872,775

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 102,082 and 101,916 shares issued and outstanding, respectively	1,021	1,019
Additional paid-in capital, in excess of par	3,703,242	3,698,767
Accumulated deficit	(1,839,792)	(1,817,759)
Accumulated other comprehensive income	19,526	17,698
Total Stockholders’ Equity	$1,884,187	$1,899,915
Total Liabilities and Stockholders’ Equity	$10,874,130	$10,772,690
(1)Includes approximately $5.7 billion and $5.7 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at March 31, 2024 and December 31, 2023, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2024	2023
Interest Income:
Residential whole loans	$157,665	$119,510
Securities, at fair value	12,992	7,308
Other interest-earning assets	1,163	2,351
Cash and cash equivalent investments	5,011	3,036
Interest Income	$176,831	$132,205

Interest Expense:
Asset-backed and other collateralized financing arrangements	$123,442	$88,880
Other interest expense	5,575	3,956
Interest Expense	$129,017	$92,836

Net Interest Income	$47,814	$39,369

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$460	$13
Reversal/(Provision) for Credit Losses on Other Assets	(1,109)	—
Net Interest Income after Reversal/(Provision) for Credit Losses	$47,165	$39,382

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$(11,513)	$129,174
Impairment and other net gain/(loss) on securities and other portfolio investments	(4,776)	2,931
Net gain/(loss) on real estate owned	991	3,942
Net gain/(loss) on derivatives used for risk management purposes	49,941	(21,208)
Net gain/(loss) on securitized debt measured at fair value through earnings	(22,462)	(51,725)
Lima One - origination, servicing and other fee income	7,928	8,976
Net realized gain/(loss) on residential whole loans held at carrying value	418	—
Other, net	1,875	3,014
Other Income/(Loss), net	$22,402	$75,104

Operating and Other Expense:
Compensation and benefits	$25,468	$20,630
Other general and administrative expense	13,044	10,233
Loan servicing, financing and other related costs	7,042	9,539
Amortization of intangible assets	800	1,300
Operating and Other Expense	$46,354	$41,702

Net Income/(Loss)	$23,213	$72,784
Less Preferred Stock Dividend Requirement	$8,219	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$14,994	$64,565

Basic Earnings/(Loss) per Common Share	$0.14	$0.63
Diluted Earnings/(Loss) per Common Share	$0.14	$0.62
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended March 31,
(In Thousands)	2024	2023
Net income/(loss)	$23,213	$72,784
Other Comprehensive Income/(Loss):
Unrealized gains/(losses) on securities available-for-sale	1,828	(1,116)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—
Other Comprehensive Income/(Loss)	1,828	(1,116)
Comprehensive Income/(Loss) before preferred stock dividends	$25,041	$71,668
Dividends required on preferred stock	(8,219)	(8,219)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$16,822	$63,449
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2024
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	8,000	$80	11,000	$110	101,916	$1,019	$3,698,767	$(1,817,759)	$17,698	$1,899,915
Net income	—	—	—	—	—	—	—	23,213	—	23,213
Issuance of common stock, net of expenses	—	—	—	—	297	3	(20)	—	—	(17)
Repurchase of shares of common stock (1)	—	—	—	—	(131)	(1)	(1,491)	—	—	(1,492)
Equity based compensation expense	—	—	—	—	—	—	5,986	—	—	5,986
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,011)	—	(1,011)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,729)	—	(35,729)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—		—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(287)	—	(287)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	1,828	1,828
Balance at March 30, 2024	8,000	$80	11,000	$110	102,082	$1,021	$3,703,242	$(1,839,792)	$19,526	$1,884,187
(1)  For the three months ended March 31, 2024 includes approximately $1.5 million (129,949 shares) surrendered for tax purposes related to equity-based compensation awards.

	Three Months Ended March 31, 2023
	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In Thousands, Except Per Share Amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	8,000	$80	11,000	$110	101,802	$1,018	$3,684,291	$(1,717,991)	$21,341	$1,988,849
Net income	—	—	—	—	—	—	—	72,784	—	72,784
Issuance of common stock, net of expenses	—	—	—	—	168	1	17	—	—	18
Repurchase of shares of common stock (1)	—	—	—	—	(58)	—	(599)	—	—	(599)
Equity based compensation expense	—	—	—	—	—	—	3,019	—	—	3,019
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	557	(932)	—	(375)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,669)	—	(35,669)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(86)	—	(86)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,116)	(1,116)
Balance at March 31, 2023	8,000	$80	11,000	$110	101,912	$1,019	$3,687,285	$(1,690,113)	$20,225	$2,018,606
(1)  For the three months ended March 31, 2023 includes approximately $0.6 million (58,505 shares) surrendered for tax purposes related to equity-based compensation awards.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,
(In Thousands)	2024	2023
Cash Flows From Operating Activities:
Net income/(loss)	$23,213	$72,784
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net (gain)/loss on residential whole loans	11,095	(129,174)
Impairment and other net (gain)/loss on securities and other portfolio investments, net	4,112	(2,932)
Net gain on real estate owned	(735)	(3,936)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	(3,327)	(4,507)
Provision/(reversal of provision) for credit losses on residential whole loans and other assets	649	(4)
Net (gain)/loss on derivatives used for risk management purposes	(23,182)	42,879
Net (gain)/loss on securitized debt measured at fair value through earnings	20,169	48,846
Net margin received/(paid) for derivatives used for risk management purposes	(5,112)	(28,428)
Net other non-cash (gains)/losses included in net income	14,103	5,674
(Increase)/decrease in other assets	19,397	(20,010)
Increase/(decrease) in other liabilities	(6,915)	11,471
Net cash provided by/(used in) operating activities	$53,467	$(7,337)
Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(761,214)	$(459,012)
Proceeds from sales of residential whole loans	151,664	263,014
Principal payments on residential whole loans and loan related investments	402,354	321,626
Purchases of securities	—	(305,858)
Proceeds from sales of securities and other assets	—	—
Principal payments on securities	8,081	5,755
Proceeds from sales of real estate owned	24,217	33,968
Other investing activities	83,496	(6,926)
Net cash provided by/(used in) investing activities	$(91,402)	$(147,433)
Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(290,021)	$(766,604)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	438,616	640,498
Principal payments on other collateralized financing agreements	(576,135)	(415,443)
Proceeds from borrowings under other collateralized financing agreements	482,499	778,400
Payment made for other collateralized financing agreement related costs	(1,340)	(4,602)
Redemption of convertible senior notes	(39,831)	—
Proceeds from issuance of senior notes	110,626	—
Proceeds from issuances of common stock, net of expenses	(20)	17
Payments made for the repurchase of common stock	(1,491)	—
Dividends paid on preferred stock	(8,219)	(8,219)
Dividends paid on common stock and dividend equivalents	(35,789)	(35,769)
Net cash provided by/(used in) financing activities	$78,895	$188,278
Net increase/(decrease) in cash, cash equivalents and restricted cash	$40,960	$33,508
Cash, cash equivalents and restricted cash at beginning of period	$488,211	$494,081
Cash, cash equivalents and restricted cash at end of period	$529,171	$527,589

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$122,746	$87,057

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$19,342	$20,925
Dividends and dividend equivalents declared and unpaid	$36,015	$35,756
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024

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

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2024 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2024 should not be construed as indicative of the results to be expected for the full year.

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

(b)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed- and adjustable-rate residential mortgage loans acquired through consolidated trusts in secondary market transactions or originated by our wholly owned subsidiary, Lima One Holdings, LLC, the parent company of Lima One Capital, LLC (collectively referred to as “Lima One”). The accounting model utilized by the Company is determined at the time each loan package is initially acquired. Prior to the second quarter of 2021, the Company typically elected the fair value option on loans that were 60 or more days delinquent at purchase (“Purchased Non-performing Loans”). Purchased Credit Deteriorated Loans (i.e., mortgage loans in which the underlying borrower had a delinquency status of less than 60 days at the acquisition date but had experienced a deterioration in credit quality since origination) acquired prior to the second quarter of 2021 are typically held at carrying value. Purchased Performing Loans (as described below) acquired prior to the second quarter of 2021 are also

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
typically held at carrying value, but the accounting methods for income recognition and determination and measurement of any required credit loss reserves (as discussed below) differ from those used for Purchased Credit Deteriorated Loans held at carrying value. Starting in the second quarter of 2021, the Company began to elect the fair value option for all loans acquired. The accounting model initially applied to loan acquisitions is not permitted to be subsequently changed. Consequently, the Company is not permitted to retroactively apply fair value accounting to loans held at carrying value acquired in periods prior to the second quarter of 2021.

The Company’s residential whole loans pledged as collateral against financing agreements are included in the consolidated balance sheets with amounts pledged disclosed in Note 6.  Effective January 1, 2024, purchases and sales of residential whole loans are recorded on settlement date. As of December 31, 2023, approximately $103.7 million of purchased residential whole loans, at fair value were recorded on the consolidated balance sheet and settled after period-end.

Purchased Performing Loans

Acquisitions of Purchased Performing Loans to date (which include loans purchased from third parties or loans originated by Lima One) have been primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate or construct and refinance or sell the properties (“Transitional loans”) (also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iii) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”), and (v) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). Purchased Performing Loans are initially recorded at their purchase price (or amount funded for originated loans). Interest income on Purchased Performing Loans acquired at par is accrued based on each loan’s current interest-bearing balance and current interest rate. Interest income on such loans acquired at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related serving costs.

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
The aggregate allowance for credit losses is equal to the sum of the losses expected over the life of each respective loan. Expected losses are generally calculated based on the estimated probability of default and loss severity of loans in the portfolio, which involves projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. The expected losses in these projected cash flows are not discounted. The default and severity rates were estimated based on the following steps: (i) obtained the Company’s historical experience through an entire economic cycle for each loan type or, to the extent the Company did not have sufficient historical loss experience for a given

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
loan type, publicly available data derived from the historical loss experience of certain banks, which data the Company believes is generally representative of its portfolio, (ii) obtained historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimated default and severity rates during three distinct future periods based on historical default and severity rates during periods when economic conditions similar to those forecasted were experienced. The default and severity rates were applied to the estimated amount of loans outstanding during each future period, based on contractual terms and expected prepayments. Expected prepayments are estimated based on historical experience and current and expected future economic conditions, including market interest rates. The three periods were as follows: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year “reversion” period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. In addition, a liability is established (and recorded in Other Liabilities) each period using a similar methodology for committed but undrawn loan amounts. The Company forecasts future economic conditions based on forecasts provided by an external preparer of economic forecasts, as well as its own knowledge of the market and its portfolio. The Company may consider multiple scenarios and select the one that it believes results in the most reasonable estimate of expected losses. The Company may apply qualitative adjustments to these results as further described in Note 3. For certain loans where foreclosure has been deemed to be probable, loss estimates are based on whether the value of the underlying collateral is sufficient to recover the carrying value of the loan. This methodology has not changed significantly from the calculation of the allowance for credit losses in prior periods, although certain modeling factors have been refined over time and the data utilized has, in some cases, been updated to better align with actual and expected loss experiences.

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
MARCH 31, 2024

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
Revenue Recognition, Premium Amortization and Discount Accretion

Interest income on securities is accrued based on their outstanding principal balance and their contractual terms. Premiums and discounts associated with MBS assessed as high credit quality at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity. Premiums and discounts associated with MBS not assessed as high credit quality at the time of purchase are amortized into interest income over the life of such securities using the effective yield method based upon current expected future cash flows. Any adjustment to yield is made on a prospective basis.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $306.3 million and $318.0 million, respectively. At March 31, 2024 and December 31, 2023, the Company had $152.6 million and $151.3 million, respectively, of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, Swaps and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements and/or Swaps.  The Company had aggregate restricted cash of $222.9 million and $170.2 million at March 31, 2024 and December 31, 2023, respectively (see Notes 5(e), 6 and 13).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(f)  Goodwill & Intangible Assets

At March 31, 2024 and December 31, 2023, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $7.2 million and $8.0 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through March 31, 2024, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

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

(i)  Loan Securitization and Other Debt Issuance Costs

Loan securitization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various financing transactions completed by the Company.  These costs may include underwriting, rating agency, legal, accounting, diligence, bank and other fees.  Such costs, which reflect deferred charges (unless the debt is recorded at fair value, as discussed below), are included on the Company’s consolidated balance sheets as a direct deduction from the corresponding debt liability. These deferred charges are amortized as an adjustment to interest expense using the effective interest method. For certain financing agreements, such costs are amortized over the shorter of the period to the expected or stated legal maturity of the debt instruments. The Company periodically reviews the recoverability of these deferred costs and, in the event an impairment charge is required, such amount will be included in Operating and Other Expense on the Company’s consolidated statements of operations. To the extent that the Company has elected the fair value option for the related debt liability, these costs are expensed at the closing of the transaction.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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
MARCH 31, 2024
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
MARCH 31, 2024
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

(r) Contingencies

Lima One has reached agreement, or is in the process of reaching agreement, on certain state and local governmental incentives, in connection with its agreement to lease new office space for its headquarters in Greenville, SC based on certain anticipated capital expenditures and anticipated job creation. These incentives are generally recognized when there is reasonable assurance that the incentive will be received and that the Company will comply with the conditions specified in the related agreement. These incentives have commitment terms of up to ten years and may be subject to clawback if the commitments are not fulfilled. No material amounts related to any incentives have been recognized through March 31, 2024.
(s)  New Accounting Standards and Interpretations

As of March 31, 2024, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023 are approximately $9.1 billion and $9.0 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for Purchased Non-performing Loans.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at March 31, 2024 and December 31, 2023:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Purchased Performing Loans:
Non-QM loans	$816,617	$843,884	$3,021,769	$2,961,693	$3,838,386	$3,805,577
Transitional loans (1)	29,098	35,467	2,465,674	2,326,029	2,494,772	2,361,496
Single-family rental loans (2)	148,943	172,213	1,430,021	1,462,583	1,578,964	1,634,796
Seasoned performing loans	66,065	68,945	—	—	66,065	68,945
Agency eligible investor loans	—	—	54,654	55,779	54,654	55,779
Total Purchased Performing Loans	$1,060,723	$1,120,509	$6,972,118	$6,806,084	$8,032,841	$7,926,593
Purchased Credit Deteriorated Loans	$423,647	$429,726	$—	$—	$423,647	$429,726
Allowance for Credit Losses	$(19,612)	$(20,451)	$—	$—	$(19,612)	$(20,451)
Purchased Non-Performing Loans	$—	$—	$681,789	$705,424	$681,789	$705,424
Total Residential Whole Loans	$1,464,758	$1,529,784	$7,653,907	$7,511,508	$9,118,665	$9,041,292
Number of loans	6,148	6,326	19,561	19,075	25,709	25,401
(1)As of March 31, 2024, includes $1.3 billion of loans collateralized by one-to-four family residential properties, including $506.5 million of loans collateralized by new construction projects at origination, and $1.2 billion of Transitional loans collateralized by multi-family properties. As of December 31, 2023 includes $1.2 billion of loans collateralized by one-to-four family residential properties, including $471.1 million of loans collateralized by new construction projects at origination, and $1.2 billion of Transitional loans collateralized by multi-family properties.
(2) As of March 31, 2024, no loans were held-for-sale and as of December 31, 2023, $13.6 million of held-for sale loans were included in the carrying value. For the three months ended March 31, 2024, the Company recorded a $0.5 million gain on these loans resulting from their sale.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
The following table presents additional information regarding the Company’s Residential whole loans at March 31, 2024 and December 31, 2023:

March 31, 2024

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Delinquency %
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,836,705	$4,059,991	6.02%	342	65%	734	$3,814,533	$115,484	$41,428	$88,546	3.2%
Transitional loans (1)	2,493,073	2,502,067	9.45	9	64	747	2,306,508	44,621	18,459	132,479	6.0
Single-family rental loans	1,574,322	1,665,788	6.52	331	69	738	1,571,772	17,395	6,452	70,169	4.6
Seasoned performing loans	66,045	72,658	4.77	140	28	725	70,016	1,271	43	1,328	1.9
Agency eligible investor loans	54,654	66,297	3.44	329	66	757	65,064	523	223	487	1.1
Total Purchased Performing Loans	8,024,799	$8,366,801	7.11%	238							4.3%
Purchased Credit Deteriorated Loans	$412,077	$499,761	4.85%	265	58%	N/A	$373,341	$46,972	$16,784	$62,664	15.9%
Purchased Non-Performing Loans	$681,789	$753,035	5.24%	268	60%	N/A	$437,507	$90,223	$31,434	$193,871	29.9%
Residential whole loans, total or weighted average	$9,118,665	$9,619,597	6.21%	227							6.9%
December 31, 2023

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Delinquency %
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (5)	$3,700,052	$3,934,798	5.78%	344	65%	735	$3,732,327	$98,017	$29,587	$74,867	2.7%
Transitional loans (1)	2,358,909	2,368,121	9.22	10	64	747	2,187,161	61,024	26,618	93,318	5.1%
Single-family rental loans	1,630,442	1,729,923	6.30	320	70	738	1,636,810	12,543	12,314	68,256	4.7%
Seasoned performing loans	68,924	75,715	4.58	143	28	725	72,126	1,045	235	2,309	3.4%
Agency eligible investor loans	55,779	66,830	3.44	332	66	758	65,094	1,508	—	228	0.3%
Total Purchased Performing Loans	$7,814,106	$8,175,387	6.86%	240							3.8%
Purchased Credit Deteriorated Loans	$418,109	$506,828	4.83%	267	59%	N/A	$379,970	$44,731	$12,814	$69,313	16.2%
Purchased Non-Performing Loans	$705,424	$772,737	5.21%	270	62%	N/A	$444,491	$96,464	$31,560	$200,222	30.0%
Residential whole loans, total or weighted average	$8,937,639	$9,454,952	6.04%	234							6.6%
(1) As of March 31, 2024, Transitional loans includes $1.2 billion of loans collateralized by multi-family properties with a weighted average term to maturity of 12 months and a weighted average LTV ratio of 63%. As of December 31, 2023, Transitional loans includes $1.2 billion of loans collateralized by multi-family properties with a weighted average term to maturity of 14 months and a weighted average LTV ratio of 63%.
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
(3)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $608.9 million and $551.3 million at March 31, 2024 and December 31, 2023, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 67% and 68% at March 31, 2024 and December 31, 2023, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful. 60+ LTV has been calculated on a consistent basis.
(4)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.
(5)Excluded from the table above are approximately $103.7 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2023.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
During the three months ended March 31, 2024, Non-QM and Single-Family Rental loans with an unpaid principal balance of $171.0 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses, of $21.7 million. Upon sale, the Company reversed $23.7 million of previously recognized unrealized losses, resulting in a net gain of $2.0 million during the quarter. No Residential whole loans were sold during the three months ended March 31, 2023.

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Three Months Ended March 31, 2024
(Dollars In Thousands)	Non-QM Loans	Transitional Loans (1)(2)	Single-family Rental Loans (4)	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2023	$1,870	$2,588	$4,355	$21	$11,617	$20,451
Current provision/(reversal)	(189)	(473)	228	(1)	(25)	(460)
Write-offs	—	(416)	59	—	(22)	(379)
Allowance for credit losses March 31, 2024	$1,681	$1,699	$4,642	$20	$11,570	$19,612

	Three Months Ended March 31, 2023
(Dollars In Thousands)	Non-QM Loans	Transitional Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2022	$7,359	$5,223	$1,277	$48	$21,407	$35,314
Current provision/(reversal)	(214)	406	514	(2)	(389)	315
Write-offs	—	(2,003)	(451)	—	(113)	(2,567)
Allowance for credit losses at March 31, 2023	$7,145	$3,626	$1,340	$46	$20,905	$33,062
(1)In connection with Transitional loans at carrying value, the Company had unfunded commitments of $2.0 million and $6.8 million as of March 31, 2024 and 2023, respectively, with an allowance for credit losses of $0 and $16,000 at March 31, 2024 and 2023, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).
(2)Includes $21.9 million and $46.4 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2024 and 2023, respectively.
(3)Includes $50.5 million and $62.0 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2024 and 2023, respectively.
(4)Includes $10.6 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2024.

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
The amortized cost basis of Purchased Performing Loans on nonaccrual status as of March 31, 2024 and December 31, 2023 was $317.3 million and $266.9 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of March 31, 2024 and December 31, 2023 was $61.2 million and $66.5 million, respectively. The fair value of Purchased Non-performing Loans on nonaccrual status as of March 31, 2024 and December 31, 2023 was $298.6 million and $315.4 million, respectively. During the three months ended March 31, 2024, the Company recognized

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
$3.3 million of interest income on loans on nonaccrual status, including $2.2 million on its portfolio of loans which were non-performing at acquisition. At March 31, 2024 and December 31, 2023, there were approximately $51.0 million and $51.6 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.
During the three months ended March 31, 2024, the Company granted one loan modification in its carrying value loan portfolio which gave a borrower a term extension. The increase in weighted average life was twenty-nine months. As of March 31, 2024, the carrying value of this loan was approximately $0.1 million. As of March 31, 2024, this loan was not greater than 90 days delinquent. During the past 12 months, the Company has granted five loan modifications in its carrying value loan portfolio which gave borrowers term extensions. The average increase in weighted average life was twenty-four months. As of March 31, 2024, the carrying value of these loans was approximately $0.6 million, and one of these modifications was delinquent for more than 90 days.

The following table presents certain additional credit-related information regarding our Residential whole loans, at Carrying Value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2024	2023	2022	2021	2020	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$—	$—	$42,349	$164,663	$591,730	$798,742
LTV > 80% (1)	—	—	—	1,386	10,169	6,320	17,875
Total Non-QM loans	$—	$—	$—	$43,735	$174,832	$598,050	$816,617
Three Months Ended March 31, 2024 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Transitional loans
LTV <= 80% (1)	$—	$—	$—	$156	$3,915	$25,027	$29,098
LTV > 80% (1)	—	—	—	—	—	—	—
Total Transitional loans	$—	$—	$—	$156	$3,915	$25,027	$29,098
Three Months Ended March 31, 2024 Gross write-offs	$—	$—	$—	$—	$—	$416	$416
Single-family rental loans
LTV <= 80% (1)	$—	$—	$—	$7,861	$18,648	$109,439	$135,948
LTV > 80% (1)	—	—	—	—	408	12,587	12,995
Total Single family rental loans	$—	$—	$—	$7,861	$19,056	$122,026	$148,943
Three Months Ended March 31, 2024 Gross write-offs	$—	$—	$—	$—	$(59)	$—	$(59)
Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$63,739	$63,739
LTV > 80% (1)	—	—	—	—	—	2,326	2,326
Total Seasoned performing loans	$—	$—	$—	$—	$—	$66,065	$66,065
Three Months Ended March 31, 2024 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$364,008	$364,008
LTV > 80% (1)	—	—	—	—	—	59,639	59,639
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$—	$423,647	$423,647
Three Months Ended March 31, 2024 Gross write-offs	$—	$—	$—	$—	$—	$22	$22
Total LTV <= 80% (1)	$—	$—	$—	$50,366	$187,226	$1,153,943	$1,391,535
Total LTV > 80% (1)	—	—	—	1,386	10,577	80,872	92,835
Total residential whole loans, at carrying value	$—	$—	$—	$51,752	$197,803	$1,234,815	$1,484,370
Three Months Ended March 31, 2024 Total Gross write-offs	$—	$—	$—	$—	$(59)	$438	$379
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $608.9 million at March 31, 2024, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 67% at March 31, 2024. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	March 31, 2024
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$126,310	$129,974	65.2%
Transitional loans	142,423	150,938	65.9%
Single-family rental loans	63,173	76,621	111.0%
Seasoned performing loans	1,373	1,371	24.6%
Agency eligible investor loans	582	710	71.7%
Total Purchased Performing Loans	$333,861	$359,614
Purchased Credit Deteriorated Loans	$63,432	$79,448	64.3%
Purchased Non-Performing Loans	$212,437	$225,305	69.6%
Total Residential Whole Loans	$609,730	$664,367

	December 31, 2023
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$102,252	$104,454	63.9%
Transitional loans	113,772	119,936	65.1%
Single-family rental loans	65,659	80,570	109.1%
Seasoned performing loans	2,520	2,544	33.6%
Agency eligible investor loans	188	228	73.4%
Total Purchased Performing Loans	$284,391	$307,732
Purchased Credit Deteriorated Loans	$66,089	$82,127	64.3%
Purchased Non-Performing Loans	$222,319	$231,782	70.7%
Total Residential Whole Loans	$572,799	$621,641
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
The following tables present the components of interest income on the Company’s Residential whole loans for the three months ended March 31, 2024 and 2023:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In Thousands)	2024	2023	2024	2023	2024	2023
Purchased Performing Loans:
Non-QM loans	$11,420	$12,674	$44,441	$31,415	$55,861	$44,089
Transitional loans	241	620	52,975	27,607	53,216	28,227
Single-family rental loans	2,561	2,977	24,541	18,336	27,102	21,313
Seasoned performing loans	1,124	1,090	—	—	1,124	1,090
Agency eligible investor loans	—	—	517	2,857	517	2,857
Total Purchased Performing Loans	$15,346	$17,361	$122,474	$80,215	$137,820	$97,576
Purchased Credit Deteriorated Loans	$6,355	$7,138	$—	$—	$6,355	$7,138
Purchased Non-Performing Loans	$—	$—	$13,490	$14,796	$13,490	$14,796
Total Residential Whole Loans	$21,701	$24,499	$135,964	$95,011	$157,665	$119,510
4.                   Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

The following table presents certain information regarding the composition of our Agency MBS portfolio as of March 31, 2024 and December 31, 2023:
March 31, 2024

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$75,830	100.2%	97.8%	$74,137	12	1.4%
5.50% Coupon	274,733	100.4	99.7	273,975	14	3.2
6.00% Coupon	175,301	100.0	101.2	177,471	10	4.0
6.50% Coupon	20,783	100.1	102.7	21,336	7	21.1
Total	$546,647	100.3%	100.0%	$546,919	12	3.9%
December 31, 2023

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$76,360	100.2%	99.1%	$75,650	9	2.4%
5.50% Coupon	277,885	100.4	100.7	279,851	11	5.2
6.00% Coupon	177,842	100.0	101.7	180,841	7	4.2
6.50% Coupon	22,213	100.1	102.7	22,802	4	1.4
Total	$554,300	100.3%	100.9%	$559,144	9	4.3%
(1) Reflects the average of the 1 month CPR for the number of months the security was held during the most recent 3 month period.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
Term Notes Backed by MSR Collateral

At March 31, 2024 and December 31, 2023, the Company had $82.0 million and $79.9 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At March 31, 2024, these term notes had an amortized cost of $75.4 million, gross unrealized gains of approximately $6.6 million, a weighted average yield of 17.0% and a weighted average term to maturity of 1.59 years. At December 31, 2023, the term notes had an amortized cost of $74.2 million, gross unrealized gains of approximately $5.7 million, a weighted average yield of 17.0% and a weighted average term to maturity of 1.84 years. The issuer of the notes had a one-time option to extend the maturity of the notes for an additional two years, subject to satisfaction of certain conditions, which was exercised in October 2023. The coupon stepped up by 0.75% at the time of the extension.
CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. At March 31, 2024 and December 31, 2023, the Company had $84.4 million and $83.2 million, respectively, of CRT securities. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At March 31, 2024, and December 31, 2023, the Company had $23.6 million and $23.8 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency Eligible investor loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
The following tables present certain information about the Company’s Agency MBS and other Securities, at March 31, 2024 and December 31, 2023:

March 31, 2024

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$546,647	$1,801	$(493)	$—	$547,955	$2,738	$(3,774)	$(1,036)	$546,919
Other Securities (2)(3)(4)	192,671	20,865	(5,571)	(40,514)	167,451	22,865	(285)	22,580	190,031
Total residential mortgage securities (2)(3)(4)	$739,318	$22,666	$(6,064)	$(40,514)	$715,406	$25,603	$(4,059)	$21,544	$736,950

December 31, 2023

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$554,300	$1,824	$(500)	$—	$555,624	$4,355	$(835)	$3,520	$559,144
Other Securities (2)(3)(4)	193,102	19,686	(5,637)	(40,514)	166,637	20,437	(128)	20,309	186,946
Total residential mortgage securities (2)(3)(4)	$747,402	$21,510	$(6,137)	$(40,514)	$722,261	$24,792	$(963)	$23,829	$746,090
(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at March 31, 2024 includes CRT securities with a fair value of $51.7 million for which the fair value option has been elected. Such securities had approximately $2.8 million gross unrealized gains and no gross unrealized losses at March 31, 2024. Amounts disclosed at December 31, 2023 includes CRT securities with a fair value of $51.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $2.3 million and no gross unrealized losses at December 31, 2023.
(4)Amounts disclosed at March 31, 2024 include Non-Agency MBS with a fair value of $23.6 million for which the fair value option had been elected. Such securities had approximately $0.5 million gross unrealized gains and $0.3 million gross unrealized losses at March 31, 2024. Amounts disclosed at December 31, 2023 include Non-Agency MBS with a fair value of $23.8 million for which the fair value option has been elected. Such securities had $0.5 million gross unrealized gains and $0.1 million gross unrealized losses at December 31, 2023.
Sales of Residential Mortgage Securities

During the three months ended March 31, 2024 and 2023, the Company did not sell any of its residential mortgage securities.
Impairment and Other Net Gain/(Loss) on Securities and Other Portfolio Investments

The following table present the components of Impairment and other net gain/(loss) on securities and other portfolio investments for the three months ended March 31, 2024 and 2023, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Net unrealized gain/(loss) on securities	$(4,112)	$2,931
Net realized gain/(loss) from the sale of securities	—	—
Impairment of securities	—	—
Total Impairment and other net gain/(loss) on securities	(4,112)	2,931
Net unrealized gain/(loss) on other portfolio investments	(664)	—
Net realized gain/(loss) on other portfolio investments	—	—
Total Impairment and other net gain/(loss) on securities and other portfolio investments	$(4,776)	$2,931
Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities (whose changes in fair value are recorded through OCI) at March 31, 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three months ended March 31, 2024 and 2023.
Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities (whose changes in fair value are recorded through OCI) on its AOCI for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In Thousands)	2024	2023
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$17,698	$21,341
Unrealized gain/(loss) on securities available-for-sale	1,828	(1,116)
Change in AOCI from AFS securities	1,828	(1,116)
Balance at end of period	$19,526	$20,225

Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Agency MBS
Coupon interest	$7,730	$2,051
Effective yield adjustment (1)(2)	(15)	(31)
Interest income	$7,715	$2,020
Other MBS
Coupon interest	$2,085	$1,912
Effective yield adjustment (1)(2)	30	188
Interest income	$2,115	$2,100
Term notes backed by MSR collateral
Coupon interest	$1,951	$1,963
Effective yield adjustment (2)	1,211	1,225
Interest income	$3,162	$3,188
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
5.    Other Assets

The following table presents the components of the Company’s Other assets at March 31, 2024 and December 31, 2023:

(In Thousands)	March 31, 2024	December 31, 2023
REO	$106,185	$110,174
Commercial REO	22,194	22,717
Goodwill	61,076	61,076
Intangibles, net (1)	7,200	8,000
Capital contributions made to loan origination partners	19,780	19,780
Commercial loans	45,793	51,426
Interest receivable	104,636	98,924
Other loan related receivables	17,891	24,084
Lease Right-of-Use Asset (2)	37,158	37,819
Other	67,431	63,097
Total Other Assets	$489,344	$497,097
(1) Net of aggregate accumulated amortization of $20.8 million and $20.0 million as of March 31, 2024 and December 31, 2023, respectively.
(2) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).
(a) Real Estate Owned and Commercial REO

At March 31, 2024, the Company had 288 REO properties with an aggregate carrying value of $106.2 million. At December 31, 2023, the Company had 300 REO properties with an aggregate carrying value of $110.2 million.
At March 31, 2024, $106.1 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $84.0 million of residential whole loans held at carrying value and $279.8 million of residential whole loans held at fair value at March 31, 2024.

The following table presents the activity in the Company’s REO for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars In Thousands)	2024	2023
Balance at beginning of period	$110,174	$130,605
Adjustments to record at lower of cost or fair value	(1,267)	(1,052)
Transfer from residential whole loans (1)	19,342	20,925
Purchases and capital improvements, net	151	137
Disposals and other (2)	(22,215)	(29,400)
Balance at end of period	$106,185	$121,215
Number of properties	288	362
(1)During the three months ended March 31, 2024 and 2023, the Company recognized $(1.1) million and $41,000 of gains / (losses), respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO.
(2)During the three months ended March 31, 2024 and 2023, the Company sold 73 and 93 REO properties for consideration of $24.2 million and $33.8 million, realizing net gains of approximately $2.0 million and $5.0 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

Commercial REO

In 2023, the Company received a 75% interest in an entity which owns a newly constructed industrial property as part of the negotiated settlement of a delinquent commercial mortgage loan. The entity was determined to be a VIE but the Company was not determined to be the primary beneficiary; as a result, the investment in the entity is considered an equity method

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
investment. During the three months ended March 31, 2024, the Company recorded a $0.5 million loss based on an updated valuation of the property, which the Company agreed to sell subsequent to March 31, 2024. The entity accounts for this commercial REO similarly to the manner in which the Company accounts for its residential REO. The entity does not own any other significant assets or carry any significant liabilities and the property is currently vacant and considered held-for-sale.

(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One. In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million.

The amortization period for each of the finite lived intangible assets and the activity for the three months ended March 31, 2024 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2023	Amortization Three Months Ended March 31, 2024	Carrying Value at March 31, 2024	Amortization Period (Years) (1)
Trademarks / Trade Names	$3,000	$(100)	$2,900	10
Customer Relationships	3,000	(500)	2,500	4
Internally Developed Software	2,000	(200)	1,800	5
Total Identified Intangibles	$8,000	$(800)	$7,200
(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.
(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At March 31, 2024, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $19.8 million, including $4.7 million of common equity (including partnership interests) and $15.1 million of preferred equity.

During the three months ended March 31, 2024 and 2023, there were no impairment charges recorded by the Company on its investments in loan origination partners.

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
(d) Commercial Mortgage Loans

The Company owns a portfolio of participations in commercial mortgage bridge loans, which are accounted for at fair value under the fair value option, and are classified as Level 3 fair value measurements in the fair value hierarchy. The participations range from 49% to 75% of the total UPB of the related loans; the remaining interest in each loan was retained by the originator of such loan. The commercial mortgage loans are predominantly collateralized by multi-family properties; the collateral also includes one senior living property and one office property. The commercial mortgage loans are generally first liens and bear variable interest rates. The Company received an interest in one of the underlying properties in the fourth quarter of 2023, as further described above under “Commercial REO.”

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
The following table presents certain additional information about the Company’s commercial mortgage loans as of March 31, 2024 and December 31, 2023:

(In Thousands)	Fair Value / Carrying Value	UPB	Weighted Average Coupon	Weighted Average Term to Maturity (Months)	UPB 60+ Days Delinquent	Weighted Average LTV Ratio
Commercial Loans - March 31, 2024	$45,793	$46,633	13.29%	2	$29,931	65%
Commercial Loans - December 31, 2023	$51,426	$51,602	13.18%	2	$3,521	66%

(e) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At March 31, 2024, none of the Company’s Swaps were designated as hedges for accounting purposes.

Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero.

The following table presents the assets pledged as collateral against the Company’s Swaps at March 31, 2024, and December 31, 2023:

(In Thousands)	March 31, 2024	December 31, 2023
Agency MBS, at fair value	$49,657	$41,179
Restricted Cash	11,645	22,880

At March 31, 2024, the Company had Swaps with an aggregate notional amount of $3.2 billion and an average maturity of approximately 36 months with a maximum term of approximately 116 months.

The following table presents information about the Company’s Swaps at March 31, 2024, and December 31, 2023:

	March 31, 2024			December 31, 2023
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Over 30 days to 3 months	$—	—%	—%	$100,000	1.49%	5.38%
Over 6 months to 12 months	1,000,010	1.09	5.34	450,010	0.90	5.38
Over 12 months to 24 months	125,000	2.70	5.34	675,000	1.52	5.38
Over 24 months to 36 months	1,300,000	1.42	5.34	450,000	1.12	5.38
Over 36 months to 48 months	125,000	2.71	5.34	975,000	1.73	5.38
Over 48 months to 60 months	24,600	4.28	5.34	24,600	4.28	5.38
Over 60 months to 72 months	310,000	2.95	5.34	310,000	2.95	5.38
Over 72 months	292,650	4.32	5.34	292,650	4.32	5.38
Total Swaps	$3,177,260	1.86%	5.34%	$3,277,260	1.85%	5.38%
(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented. This rate adjusts daily based on SOFR.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
Impact of Derivative Instruments on Earnings

The following table present the components of Net gain/(loss) on derivatives used for risk management purposes for the three months ended March 31, 2024 and 2023, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Income on swap variable receive leg	$44,177	$33,851
Expense on swap fixed pay leg	(15,086)	(12,034)
Unrealized mark-to-market gain/(loss)	23,182	(40,747)
Net price alignment expense on margin collateral received	(2,332)	(2,278)
Total Net gain/(loss) on derivatives used for risk management purposes	$49,941	$(21,208)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
6.      Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at March 31, 2024 and December 31, 2023:

	March 31, 2024
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential Whole Loans and REO	$1,904,146	$1,903,425	7.47%	11.6
Agreements with mark-to-market collateral provisions	Securities	605,673	605,673	5.79%	0.3
Total Agreements with mark-to-market collateral provisions		2,509,819	2,509,098	7.05%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans and REO	1,103,010	1,102,114	7.89%	17.4
Securitized debt	Residential Whole Loans	4,915,695	4,794,400	4.59%	See Note 14
Convertible senior notes	Unsecured	169,729	169,529	6.94%	2.5
8.875% Senior Notes due 2029	Unsecured	115,000	110,775	9.80%	58.6
Impact of net Swap carry				(1.31)%
Total Financing agreements (2)		$8,813,253	$8,685,916	4.52%

	December 31, 2023
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential Whole Loans and REO	$1,738,543	$1,737,651	7.50%	11.8
Agreements with mark-to-market collateral provisions	Securities	622,603	622,603	5.81%	0.2
Total Agreements with mark-to-market collateral provisions		2,361,146	2,360,254	7.09%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans and REO	1,217,671	1,216,697	7.94%	20.6
Securitized debt	Residential Whole Loans	4,894,746	4,750,805	4.37%	See Note 14
Convertible senior notes	Unsecured	209,589	208,989	6.94%	5.5
Impact of net Swap carry				(1.40)%
Total Financing agreements (2)		$8,683,152	$8,536,745	4.33%
(1)The Company has both financing agreements held at fair value and financing agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At March 31, 2024, the Company had $176.8 million of agreements with mark-to-market collateral provisions held at fair value, $399.0 million of agreements with non-mark-to-market collateral provisions held at fair value, and $4.1 billion of securitized debt held at fair value, with amortized cost bases of $176.8 million, $399.0 million, and $4.1 billion, respectively. At December 31, 2023, the Company had $178.9 million of agreements with mark-to-market collateral provisions held at fair value, $469.4 million of agreements with non-mark-to-market collateral provisions held at fair value, and $4.0 billion of securitized debt held at fair value, with amortized cost bases of $178.9 million, $469.4 million, and $4.1 billion, respectively.
(2)Weighted average cost of funding reflects annualized quarter-to-date interest expense divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on the Company’s Swaps. For the three months ended March 31, 2024, this decreased the overall funding cost by 131 basis points, and for the three months ended December 31, 2023, this decreased the overall funding cost by 140 basis points. The Company does not allocate the impact of the net carry by type of financing agreement.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of March 31, 2024
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential Whole Loans	$364,467	$492,446	$488,610	$558,623	$1,904,146
Agreements with mark-to-market collateral provisions	Securities	605,673	—	—	—	605,673
Total Agreements with mark-to-market collateral provisions		970,140	492,446	488,610	558,623	2,509,819
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans	49,138	31,654	23,077	999,141	1,103,010
(1)$970.1 million of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an Agreement with mark-market collateral provisions with $381.9 million outstanding. The longest maturity date is approximately 30 months.

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at March 31, 2024 and December 31, 2023:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Mark-to-market financing agreements secured by residential whole loans (1)	$1,880,014	$1,712,489
Fair value of residential whole loans pledged as collateral under financing agreements	$2,420,430	$2,204,239
Weighted average haircut on residential whole loans (2)	22.06%	20.90%
Mark-to-market financing agreements secured by securities at fair value	$605,673	$622,603
Securities at fair value pledged as collateral under financing agreements	$682,199	$689,818
Weighted average haircut on securities at fair value (2)	8.39%	8.07%
Mark-to-market financing agreements secured by real estate owned	$23,411	$25,163
Fair value of real estate owned pledged as collateral under financing agreements	$45,502	$50,365
Weighted average haircut on real estate owned (2)	48.55%	49.39%
(1)Includes an aggregate of $364.5 million and $327.2 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $486.3 million and $465.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of March 31, 2024 and December 31, 2023, respectively.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at March 31, 2024 and December 31, 2023:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Non-mark-to-market financing secured by residential whole loans	$1,102,114	$1,216,697
Fair value of residential whole loans pledged as collateral under financing agreements	$1,407,278	$1,510,146
Weighted average haircut on residential whole loans	18.99%	17.65%
Non-mark-to-market financing secured by real estate owned	$—	$—
Fair value of real estate owned pledged as collateral under financing agreements	$—	$—
Weighted average haircut on real estate owned	—%	—%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements of $15.5 million and $19.0 million at March 31, 2024 and December 31, 2023, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,612,829	7.30%	$3,578,816	7.36%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$3,612,829	7.30%	$3,578,816	7.36%

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

In February 2023, the Company’s Board authorized a repurchase program for its Convertible Senior Notes pursuant to which it may repurchase up to $100 million of its Convertible Senior Notes. The convertible notes repurchase program does not require the purchase of any minimum amount of Convertible Senior Notes. The timing and extent to which the Company may repurchase its Convertible Senior Notes will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. During the three months ended March 31, 2024, the Company repurchased $39.9 million principal amount of its Convertible Senior Notes for $39.8 million and recorded a loss of $0.1 million to Other Income/(Loss), net on the consolidated statement of operations. During the year ended December 31, 2023, the Company repurchased $20.4 million principal amount of the Convertible Senior Notes for $20.2 million and recorded a gain of $0.1 million to Other Income/(Loss), net on the consolidated statement of operations. At March 31, 2024, the aggregate principal amount of the Company’s Convertible Senior Notes outstanding was $169.7 million.

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
MARCH 31, 2024
8.875% Senior Notes due 2029 (“8.875% Senior Notes”)

On January 11, 2024, the Company completed the issuance of $115.0 million in aggregate principal amount of its 8.875% Senior Notes in an underwritten public offering, including $15.0 million issued pursuant to the exercise of the underwriters’ option to purchase additional 8.875% Senior Notes. The 8.875% Senior Notes are senior unsecured obligations of the Company and bear interest at a rate equal to 8.875% per year, payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on May 15, 2024, and are expected to mature on February 15, 2029, unless earlier redeemed. The Company may redeem the 8.875% Senior Notes in whole or in part at any time at the Company’s option on or after February 15, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 8.875% Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The total net proceeds to the Company from the offering of the 8.875% Senior Notes, after deducting the underwriter’s discount and commissions and estimated offering expenses, were approximately $110.6 million. The 8.875% Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 9.82%.

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 14 and 14 counterparties at March 31, 2024 and December 31, 2023, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2024:

	March 31, 2024
	Amount at Risk (1)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Wells Fargo	$258,520	1	13.7%
Barclays	215,033	1	11.4
Churchill Finance LLC	165,467	1	8.8
Atlas	97,393	1	5.2
(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1) (2)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$38,737	$302,540	$1,135,390	$1,476,667
Residential whole loans, at fair value	1,373,059	1,632,982	4,620,100	7,626,141
Securities, at fair value	—	682,199	—	682,199
Other assets: REO	—	39,546	31,868	71,414
Total	$1,411,796	$2,657,267	$5,787,358	$9,856,421

	December 31, 2023
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1) (2)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$55,056	$318,762	$1,170,268	$1,544,086
Residential whole loans, at fair value	1,458,848	1,414,912	4,526,461	7,400,221
Securities, at fair value	—	689,818	—	689,818
Other assets: REO	—	43,295	33,334	76,629
Total	$1,513,904	$2,466,787	$5,730,063	$9,710,754
(1)An aggregate of $39.9 million and $36.4 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financing agreements had also been pledged as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes an aggregate of $364.5 million and $327.2 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $486.3 million and $465.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of March 31, 2024 and December 31, 2023, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at March 31, 2024 and December 31, 2023:

(In Thousands)	March 31, 2024	December 31, 2023
Payable for unsettled investment purchases	$—	$103,654
Dividends and dividend equivalents payable	36,015	35,789
Lease liability	42,873	43,576
Accrued interest payable	36,187	30,834
Accrued expenses and other	188,952	122,177
Total Other Liabilities	$304,027	$336,030
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of March 31, 2024, December 31, 2023 or March 31, 2023. As of the date of this filing, the Company’s tax returns for tax years 2020 through 2023 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at March 31, 2024 and December 31, 2023 are presented in the following table:

(In Thousands)	March 31, 2024	December 31, 2023
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$87,007	$91,113
Unrealized mark-to-market, impairments and loss provisions	16,977	16,170
Other realized / unrealized treatment differences	(32,891)	(34,923)
Total deferred tax assets	71,093	72,360
Less: valuation allowance	(71,093)	(72,360)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at March 31, 2024 is dependent on several factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

No net deferred tax benefit was recorded by the Company for the three months ended March 31, 2024 and 2023, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards generated prior to 2018 will begin to expire in 2037; those generated in 2018 and later can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At March 31, 2024, the Company’s federal NOL carryforward from prior years was $356.6 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The income tax provision/(benefit) is included in Other general and administrative expense in the Company’s consolidated statements of operations. The following table summarizes the Company’s income tax provision/(benefit) primarily recorded at the Company’s domestic TRS entities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Current provision/(benefit)
Federal	$422	$(134)
State	111	(53)
Total current provision/(benefit)	533	(187)
Deferred provision/(benefit)
Federal	399	589
State	117	155
Total deferred provision/(benefit)	516	744
Total provision/(benefit)	$1,049	$557

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Federal statutory rate	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	(24.5)%	(9.0)%
Other differences in taxable income/(loss) from GAAP	21.0%	(8.4)%
State and local taxes	(0.2)%	—%
Change in valuation allowance on DTAs	(13.9)%	(2.9)%
Effective tax rate	3.4%	0.7%
9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the three months ended March 31, 2024, the Company recorded an expense of approximately $1.3 million in connection with this lease. The original term specified in this lease is approximately fifteen years with a termination date of December 2036 and an option to renew for an additional five years.

At March 31, 2024, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) regarding the Company’s lease commitments were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2024 (1)	$4,553
2025	5,212
2026	4,839
2027	5,119
2028	5,055
Thereafter	41,944
Total	$66,722
Present Value Discount	(23,849)
Total Lease Liability (Note 7)	$42,873
(1) Reflects contractual minimum rental payments due for the period from April 1, 2024 through December 31, 2024.

Additionally, in June 2023, Lima One executed a lease agreement on new office space in Greenville, South Carolina for a thirteen-year term. The Company expects the average annual lease rental expense to be approximately $3.0 million. Lima One currently expects to relocate to the space in the latter half of 2025. The agreement can be terminated by the Company until May 31, 2024.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of March 31, 2024, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

(c) Loan Commitments

At March 31, 2024, the Company had unfunded commitments of $527.0 million in connection with its Transitional loans (see Note 3). From time to time, Lima One makes short-term commitments to originate mortgage loans; such commitments were not significant at March 31, 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(d) Guarantee

In connection with one of its investments in a loan origination partner, the Company has guaranteed up to $42.5 million of such investee’s warehouse financing. As of March 31, 2024, the Company has not recorded a liability in connection with this guarantee.
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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2023 through March 31, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2024	March 5, 2024	March 28, 2024	$0.46875
November 21, 2023	December 4, 2023	December 29, 2023	0.46875
August 17, 2023	September 5, 2023	September 29, 2023	0.46875
May 22, 2023	June 5, 2023	June 30, 2023	0.46875
February 21, 2023	March 6, 2023	March 31, 2023	0.46875
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

The Company’s Series C Preferred Stock is entitled to receive dividends (i) from and including the original issue date to, but excluding, March 31, 2025, at a fixed rate of 6.50% per year on the $25.00 liquidation preference and (ii) from and including March 31, 2025, at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 5.345% per year of the $25.00 per share liquidation preference before the Company’s common stock is paid any dividends, and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. In light of the discontinuance of the publication of three-month LIBOR after June 2023 and pursuant to the terms of the Series C Preferred Stock, the Company will, prior to March 31, 2025, appoint a calculation agent to select an industry accepted substitute or successor base rate to the three-month LIBOR rate. The calculation agent may also implement changes to the business day convention, the definition of business day, the dividend determination date, the interest rate spread and the method for obtaining

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
the substitute or successor base rate, in a manner that is consistent with industry accepted practices. In March 2022, Congress enacted a federal statute that provides a safe harbor for those, like the calculation agent, that are contractually responsible for determining LIBOR replacements under certain circumstances, which the Company expects will apply to the Series C Preferred Stock. The Federal Reserve is required to promulgate rules under this statute which, once final, the Company expects will affect the selection of an industry accepted substitute or successor base rate under the terms of the Series C Preferred Stock. Although the Company has not yet appointed a calculation agent and a substitute or successor base rate has not yet been selected, the Company expects that three-month SOFR (Secured Overnight Financing Rate) will be the substitute or successor base rate to three-month LIBOR. Dividends on the Series C Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series C Preferred Stock is not redeemable by the Company prior to March 31, 2025, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and upon the occurrence of certain specified change in control transactions. On or after March 31, 2025, the Company may, at its option, subject to certain procedural requirements, redeem any or all of the shares of the Series C Preferred Stock for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date.

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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2023 through March 31, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2024	March 5, 2024	March 28, 2024	$0.40625
November 21, 2023	December 4, 2023	December 29, 2023	0.40625
August 17, 2023	September 5, 2023	September 29, 2023	0.40625
May 22, 2023	June 5, 2023	June 30, 2023	0.40625
February 21, 2023	March 6, 2023	March 31, 2023	0.40625
(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2023 through March 31, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share
March 7, 2024	March 28, 2024	April 30, 2024	$0.35	(1)
December 13, 2023	December 29, 2023	January 31, 2024	0.35
September 20, 2023	October 2, 2023	October 31, 2023	0.35
June 15, 2023	June 30, 2023	July 31, 2023	0.35
March 10, 2023	March 31, 2023	April 28, 2023	0.35
(1) At March 31, 2024, the Company had accrued dividends and dividend equivalents payable of $36.0 million related to the common stock dividend declared on March 7, 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 27, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and registered an aggregate of 2.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments. At March 31, 2024, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

The Company did not issue any shares pursuant to its DRSPP during the three months ended March 31, 2024. From the inception of the DRSPP in September 2003 through March 31, 2024, the Company issued 8,848,219 shares pursuant to the DRSPP, raising net proceeds of $290.8 million.
(d)  At-the-Market Offering Program

On February 29, 2024, the Company entered into a distribution agreement pursuant to the terms of which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $300.0 million, from time to time, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (the “ATM Program”).

The Company did not sell any shares of common stock through the ATM Program during the three months ended March 31, 2024.

(e)  Stock Repurchase Program

On February 29, 2024, the Company announced its Board had authorized a new $200 million stock repurchase program with respect to the Company’s common stock, which will be in effect through the end of 2025. The Company's prior stock repurchase program, which was adopted in March 2022, had authorized the repurchase of up to $250 million of common stock and expired on December 31, 2023, with approximately $202.5 million remaining available at the date of expiration. The new stock repurchase program supersedes the prior stock repurchase program in its entirety.
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

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2024 and March 31, 2023. At March 31, 2024, $200 million remained available under the current authorization for the purchase of the Company’s common stock under the stock repurchase program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(f) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$17,698	$—	$17,698
OCI before reclassifications	1,828	—	1,828
Amounts reclassified from AOCI	—	—	—
Net OCI during the period (2)	1,828	—	1,828
Balance at end of period	$19,526	$—	$19,526
(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2) For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$21,341	$—	$21,341
OCI before reclassifications	(1,116)	—	(1,116)
Amounts reclassified from AOCI	—	—	—
Net OCI during the period (2)	(1,116)	—	(1,116)
Balance at end of period	$20,225	$—	$20,225
(1)  Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
11.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2024	2023
Basic Earnings/(Loss) per Share:
Net income/(loss)	$23,213	$72,784
Dividends declared on preferred stock	(8,219)	(8,219)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(167)	—
Net income/(loss) available to common stockholders - basic	$14,827	$64,565
Basic weighted average common shares outstanding	103,173	102,155
Basic Income/(Loss) per Share	$0.14	$0.63
Diluted Earnings/(Loss) per Share:
Net income/(loss) available to common stockholders - basic	$14,827	$64,565
Interest expense on Convertible Senior Notes	—	3,955
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	—
Net income/(loss) available to common stockholders - diluted	$14,827	$68,520
Basic weighted average common shares outstanding	103,173	102,155
Effect of assumed conversion of Convertible Senior Notes to common shares	—	7,230
Unvested and vested restricted stock units	2,076	956
Diluted weighted average common shares outstanding (1)	105,249	110,341
Diluted Income/(Loss) per Share	$0.14	$0.62
(1)At March 31, 2024, the Company had approximately 478,000 equity instruments outstanding that were excluded from the calculation of diluted EPS for the three months ended March 31, 2024 as they were determined to be anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $11.25. These equity instruments may have a dilutive impact on future EPS.
During the three months ended March 31, 2024, the Convertible Senior Notes were determined to be anti-dilutive and were excluded from the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) are included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.
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

Subject to certain exceptions, stock-based awards relating to a maximum of 8.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At March 31, 2024, approximately 4.0 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 6, 2033.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of March 31, 2024 are designated to be settled in shares of the Company’s common stock.  The Company granted 1,255,486 and 1,517,675 RSUs during the three months ended March 31, 2024 and 2023, respectively. There were 255,890 RSUs forfeited and 129,949 RSUs surrendered to satisfy tax obligations during the three months ended March 31, 2024 and 177,161 RSUs forfeited and 58,505 RSUs surrendered to satisfy tax obligations during the three months ended March 31, 2023. All holders of RSUs outstanding at March 31, 2024 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time of settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled.  At March 31, 2024 and December 31, 2023, the Company had unrecognized compensation expense of $16.5 million and $9.2 million, respectively, related to RSUs.  The unrecognized compensation expense at March 31, 2024, is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the three months ended March 31, 2024 and 2023. At March 31, 2024, the Company did not have any shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $1.4 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the three months ended March 31, 2024 and 2023.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In Thousands)	2024	2023
RSUs	$6,243	$3,020
Total	$6,243	$3,020

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
Retirement Income Security Act of 1974 and, as such, are not funded.  Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Non-employee directors	$106	$109
Total	$106	$109

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2024 and December 31, 2023 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,599	$2,493	$2,611	$2,404
Total	$2,599	$2,493	$2,611	$2,404
(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2024 and December 31, 2023, which had not been distributed through such respective date.

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
MARCH 31, 2024
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

Swaps

Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero. The Company receives prices from pricing services to validate the fair value of the Swaps.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at March 31, 2024

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$54,654	$7,599,253	$7,653,907
Securities, at fair value	—	736,950	—	736,950
Total assets carried at fair value	$—	$791,604	$7,599,253	$8,390,857
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$399,049	$399,049
Agreements with mark-to-market collateral provisions	—	—	176,759	176,759
Securitized debt	—	4,065,630	—	4,065,630
Total liabilities carried at fair value	$—	$4,065,630	$575,808	$4,641,438

Fair Value at December 31, 2023

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$55,779	$7,455,729	$7,511,508
Securities, at fair value	—	746,090	—	746,090
Total assets carried at fair value	$—	$801,869	$7,455,729	$8,257,598
Liabilities:
Agreements with non-mark-to-market collateral provisions	—	—	469,424	469,424
Agreements with mark-to-market collateral provisions	—	—	178,864	178,864
Securitized debt	—	3,985,372	—	3,985,372
Total liabilities carried at fair value	$—	$3,985,372	$648,288	$4,633,660

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three months ended March 31, 2024 and 2023 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended March 31,
(In Thousands)	2024	2023
Balance at beginning of period	$7,455,729	$5,676,430
Purchases and originations	488,051	336,815
Draws	163,744	119,076
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	10,208	127,606
Repayments	(346,564)	(233,434)
Loan sales and repurchases	(159,895)	(578)
Transfer to REO	(12,020)	(12,537)
Balance at end of period	$7,599,253	$6,013,378

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
The following table presents additional information for the three months ended March 31, 2024 and 2023 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended March 31,
(In Thousands)	2024	2023
Balance at beginning of period	$469,424	$578,879
Issuances	67,942	145,830
Payment of principal	(138,317)	(198,086)
Change in unrealized losses	—	—
Balance at end of period	$399,049	$526,623

The following table presents additional information for the three months ended March 31, 2024 and 2023 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended March 31,
(In Thousands)	2024	2023
Balance at beginning of period	$178,864	$884,495
Issuances	—	12,555
Payment of principal	(2,105)	(216,342)
Changes in unrealized losses	—	—
Balance at end of period	$176,759	$680,708

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range
Purchased Performing Loans (2)	$6,751,137	Discounted cash flow	Discount rate	8.2%	6.2-21.5%
			Prepayment rate	11.9%	0.0-55.3%
			Default rate	0.5%	0.0-31.1%
			Loss severity	10.9%	0.0-99.0%
	$151,546	Liquidation model	Discount rate	8.0%	8.0-8.0%
			Annual change in home prices	2.3%	0.0-10.1%
			Liquidation timeline (in years)	1.5	0.8-3.9
			Current value of underlying properties	$1,647	$21-$7,400
Total	$6,902,683

	December 31, 2023
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range
Purchased Performing Loans (2)	$6,522,457	Discounted cash flow	Discount rate	8.0%	6.5-29.2%
			Prepayment rate	10.1%	0.0-46.4%
			Default rate	0.5%	0.0-27.3%
			Loss severity	10.9%	0.0-99.0%
	$124,194	Liquidation model	Discount rate	8.0%	8.0%-8.0%
			Annual change in home prices	2.6%	0.0%-10.1%
			Liquidation timeline (in years)	1.6	0.8-3.9
			Current value of underlying properties	$1,580	$35-$5,500
Total	$6,646,651
(1) Amounts are weighted based on the fair value of the underlying loan.
(2) Excluded from the table above at March 31, 2024 are approximately $14.8 million of Residential whole loans, at fair value which were marked to market, but not based on a model, and, at December 31, 2023 approximately $103.7 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of that period end.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024

	March 31, 2024
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range
Purchased Non-Performing Loans	$519,497	Discounted cash flow	Discount rate	7.0%	6.5-10.9%
			Prepayment rate	9.4%	0.0-34.7%
			Default rate	2.2%	0.0-41.7%
			Loss severity	9.6%	0.0-100.0%
	$161,691	Liquidation model	Discount rate	8.0%	8.0-8.0%
			Annual change in home prices	4.3%	(0.3)-12.1%
			Liquidation timeline (in years)	2.1	0.8-4.5
			Current value of underlying properties (3)	$863	$24-$4,720
Total	$681,188

	December 31, 2023
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range
Purchased Non-Performing Loans	$537,528	Discounted cash flow	Discount rate	6.8%	6.2-10.2%
			Prepayment rate	9.7%	0.0-38.9%
			Default rate	2.1%	0.0-39.5%
			Loss severity	9.7%	0.0-100.0%
	$167,324	Liquidation model	Discount rate	8.0%	8.0-8.0%
			Annual change in home prices	4.6%	(0.4)-12.7%
			Liquidation timeline (in years)	2.1	0.1-4.5
			Current value of underlying properties (3)	$831	$24-$4,720
Total	$704,852
(1) Excludes approximately $601,000 and $572,000 of loans which were marked to market, but not based on a model, at March 31, 2024 and December 31, 2023, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $512,000 and $494,000 as of March 31, 2024 and December 31, 2023, respectively.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2024 and December 31, 2023:

	March 31, 2024	March 31, 2024		December 31, 2023
(In Thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential whole loans	3	$9,064,011	$9,028,569	$8,985,513	$8,949,859
Residential whole loans	2	54,654	54,654	55,779	55,779
Securities, at fair value	2	736,950	736,950	746,090	746,090
Cash and cash equivalents	1	306,266	306,266	318,000	318,000
Restricted cash	1	222,905	222,905	170,211	170,211
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	1,102,114	1,103,010	1,216,697	1,217,671
Financing agreements with mark-to-market collateral provisions	3	1,903,425	1,904,146	1,737,652	1,738,543
Financing agreements with mark-to-market collateral provisions	2	605,673	605,673	622,603	622,603
Securitized debt	2	4,794,400	4,706,014	4,750,805	4,655,195
Convertible senior notes	2	169,529	169,941	208,989	209,065
8.875% Senior Notes	2	110,775	115,584	—	—
(1)Carrying value of securitized debt, Convertible Senior Notes, 8.875% Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the three months ended March 31, 2024 and 2023, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $19.3 million and $20.9 million, respectively, at the time of foreclosure. In addition, at March 31, 2024, the Company held one property which is considered Commercial REO (see Note 5) which is accounted for similarly and had an estimated fair value, less estimated cost to sell, of $33.3 million, of which the Company’s 75% interest was $25.0 million. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of March 31, 2024 and December 31, 2023:

(Dollars in Thousands)	March 31, 2024		December 31, 2023
Aggregate unpaid principal balance of residential whole loans sold	$8,433,573		$8,241,053
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$7,312,213		$7,152,213
Outstanding amount of Senior Bonds, at carrying value	$728,770	(1)	$765,433	(1)
Outstanding amount of Senior Bonds, at fair value	$4,065,630		$3,985,372
Outstanding amount of Senior Bonds, total	$4,794,400		$4,750,805
Weighted average fixed rate for Senior Bonds issued	4.62%	(2)	4.51%	(2)
Weighted average contractual maturity of Senior Bonds	35 years	(2)	36 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$1,077,297		$1,047,297
Cash received	$7,249,574		$7,089,575
(1)Net of $1.4 million and $1.5 million of deferred financing costs at March 31, 2024 and December 31, 2023, respectively.
(2)At March 31, 2024 and December 31, 2023, $3.4 billion and $3.4 billion, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 150, 200, or 300 basis points or more at defined dates ranging from 24 months, up to 48 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three months ended March 31, 2024, the Company issued Senior Bonds with a current face of $160.0 million to third-party investors for proceeds of $160.0 million before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended March 31, 2024 are included in “Financing agreements, at fair value” (at carrying value) on the Company’s consolidated balance sheets (see Note 6).

As of March 31, 2024 and December 31, 2023, as a result of the transactions described above, securitized loans of approximately $5.7 billion and $5.7 billion are included in “Residential whole loans” and REO with a carrying value of approximately $31.9 million and $33.3 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of March 31, 2024 and December 31, 2023, the aggregate carrying value of Senior Bonds issued by

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
consolidated VIEs was $4.8 billion and $4.8 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023 are a total of $9.1 billion and $9.0 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
15. Segment Reporting

At March 31, 2024, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured senior notes (see Note 6), securitization issuance costs, and preferred stock dividends.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended March 31, 2024
Interest Income	$95,400	$78,089	$3,342	$176,831
Interest Expense	69,259	54,183	5,575	129,017
Net Interest Income/(Expense)	$26,141	$23,906	$(2,233)	$47,814
Reversal/(Provision) for Credit Losses on Residential Whole Loans	460	—	—	460
Reversal/(Provision) for Credit Losses on Other Assets	(1,109)	—	—	(1,109)
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$25,492	$23,906	$(2,233)	$47,165

Net gain/(loss) on residential whole loans measured at fair value through earnings	$(8,699)	$(2,814)	$—	$(11,513)
Impairment and other net gain/(loss) on securities and other portfolio investments	(4,776)	—	—	(4,776)
Net gain/(loss) on real estate owned	1,256	(265)	—	991
Net gain/(loss) on derivatives used for risk management purposes	36,158	13,783	—	49,941
Net gain/(loss) on securitized debt measured at fair value through earnings	(11,576)	(10,886)	—	(22,462)
Lima One - origination, servicing and other fee income	—	7,928	—	7,928
Net realized gain/(loss) on residential whole loans held at carrying value	418	—	—	418
Other, net	959	504	412	1,875
Other Income/(Loss), net	$13,740	$8,250	$412	$22,402

Compensation and benefits	$—	$12,124	$13,344	$25,468
Other general and administrative expense	6	5,637	7,401	13,044
Loan servicing, financing and other related costs	5,270	519	1,253	7,042
Amortization of intangible assets	—	800	—	800
Net Income/(Loss)	$33,956	$13,076	$(23,819)	$23,213

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$33,956	$13,076	$(32,038)	$14,994

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended March 31, 2023
Interest Income	$84,819	$44,521	$2,865	132,205
Interest Expense	57,077	31,804	3,955	92,836
Net Interest Income/(Expense)	$27,742	$12,717	$(1,090)	$39,369
Provision for Credit Losses on Residential Whole Loans	$(300)	$313	$—	13
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$27,442	$13,030	$(1,090)	$39,382

Net gain/(loss) on residential whole loans measured at fair value through earnings	$95,509	$33,665	$—	$129,174
Impairment and other net gain/(loss) on securities and other portfolio investments	2,931	—	—	2,931
Net gain/(loss) on real estate owned	3,925	17	—	3,942
Net gain/(loss) on derivatives used for risk management purposes	(16,322)	(4,886)	—	(21,208)
Net gain/(loss) on securitized debt measured at fair value through earnings	(34,820)	(16,905)	—	(51,725)
Lima One - origination, servicing and other fee income	—	8,976	—	8,976
Other, net	2,207	371	436	3,014
Other Income/(Loss), net	$53,430	$21,238	$436	$75,104

Compensation and benefits	$—	$9,540	$11,090	$20,630
Other general and administrative expense	—	2,995	7,238	10,233
Loan servicing, financing and other related costs	4,719	218	4,602	9,539
Amortization of intangible assets	—	1,300	—	1,300
Net Income/(Loss)	$76,153	$20,215	$(23,584)	$72,784

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$76,153	$20,215	$(31,803)	$64,565

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
March 31, 2024
Total Assets	$6,319,998	$4,196,761	$357,371	$10,874,130

December 31, 2023
Total Assets	$6,370,237	$4,000,932	$401,521	$10,772,690

Lima One Segment

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
Mortgage-Related Assets Segment

This segment is comprised of the remainder of the Company’s investments (including any related taxes and the economics of associated financing and hedging instruments).

16. Subsequent Events

Securitization of Business Purpose Loans

Subsequent to quarter end, the Company completed one additional loan securitization collateralized by $365.2 million UPB of Non-QM loans.

Issuance of 9.00% Senior Notes due 2029 (“9.00% Senior Notes”)

On April 15, 2024, the Company completed the issuance of $75.0 million in aggregate principal amount of its 9.00% Senior Notes in an underwritten public offering.

The 9.00% Senior Notes are senior unsecured obligations of the Company and bear interest at a rate equal to 9.00% per year, payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on August 15, 2024, and are expected to mature on August 15, 2029, unless earlier redeemed. The Company may redeem the 9.00% Senior Notes in whole or in part at any time at the Company’s option on or after August 15, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 9.00% Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The total net proceeds to the Company from the offering of the 9.00% Senior Notes, after deducting the underwriter’s discount and commissions and estimated offering expenses, were approximately $72.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to MFA Financial, Inc. and its subsidiaries as “the Company,” “MFA,” “we,” “us,” or “our,” unless we specifically state otherwise or the context otherwise indicates.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2023.

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

At March 31, 2024, we had total assets of approximately $10.9 billion, of which $9.1 billion, or 84%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and refinance or sell the properties (or Transitional loans), (iii) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (or Agency eligible investor loans), (v) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans) and (vi) loans on which a borrower was previously delinquent but has resumed repaying (or RPLs) and loans on which the borrower continues to be more than 60 days delinquent with respect to payment (non-performing loans or NPLs). In addition, at March 31, 2024, we had approximately $737.0 million in investments in securities, including Agency MBS, Term notes backed by MSR collateral, CRT securities and Non-Agency MBS. Our remaining investment-related assets, which represent approximately 3% of our total assets at March 31, 2024, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional prepayment rate, which measures voluntary prepayments of a loan, and the conditional default rate (or CDR) measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended March 31, 2024, the average CPRs on certain of our loan portfolios were: 7.7% for Non-QM loans, 6.4% for Single-family rental loans, 5.0% for Purchased Credit Deteriorated loans, and 11.3% for Purchased Non-Performing loans. In addition, for the three months ended March 31, 2024, the repayment rate (which includes both voluntary and involuntary repayments of principal) was 33.4% for our Transitional loans.

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

Recent Market Conditions and Our Strategy

After a strong end to 2023, the first quarter of 2024 was more challenging for fixed income investors as persistent inflation resulted in higher rates across the yield curve. Credit assets outperformed Treasuries during the quarter, as higher rates were partially offset by tighter credit spreads. During the quarter, we generated GAAP earnings per share of $0.14 per basic common share and Distributable Earnings, a non-GAAP financial measure that excludes the impact of fair value changes and certain other items, of $0.35 per common share. During the quarter, our GAAP book value declined by 1.3% and our Economic book value declined by 1.7%, and we declared dividends of $0.35 per common share. We added approximately $652 million residential mortgage loans with an average coupon of approximately 10% and securitized Transitional loans with an unpaid principal balance of $192.5 million. During the quarter, we issued $115 million of 8.875% senior unsecured notes due in February 2029, and repurchased an additional $39.9 million principal amount of our 6.25% convertible notes due in June 2024. Subsequent to quarter-end, we issued $75 million of 9.00% senior unsecured notes due in August 2029.

First quarter 2024 portfolio activity and impact on financial results

At March 31, 2024, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value, was approximately $10.0 billion, compared to $9.9 billion at December 31, 2023.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended March 31, 2024:

(In Millions)	December 31, 2023	Runoff (1)	Acquisitions (2)	Other (3)	March 31, 2024	Change
Residential whole loans and REO	$9,151	$(414)	$652	$(164)	$9,225	$74
Securities, at fair value	746	(8)	—	(1)	737	(9)
Totals	$9,897	$(422)	$652	$(165)	$9,962	$65
(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Transitional loans.
(3)    Primarily includes sales, changes in fair value and changes in the allowance for credit losses.

At March 31, 2024, our total recorded investment in residential whole loans and REO was $9.2 billion, or 92.6% of our residential mortgage asset portfolio. Of this amount, $8.0 billion are Purchased Performing Loans, $412.1 million are Purchased Credit Deteriorated Loans and $681.8 million are Purchased Non-performing Loans. Loan acquisition activity of $651.8 million for the three months ended March 31, 2024 included $465.4 million of business purpose loans (including draws on Transitional loans) and $186.4 million of Non-QM loans. For the three months ended March 31, 2024, we recognized approximately $157.7 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 6.63%, with Purchased Performing Loans generating an effective yield of 6.50%, Purchased Credit Deteriorated Loans generating an effective yield of 5.95% and Purchased Non-performing Loans generating an effective yield of 8.91%. All of our Purchased Non-performing Loans and certain of our Purchased Performing Loans are measured at fair value as a result of the election of the fair value option at acquisition. Included in earnings in Other Income/(Loss), net are net losses on these loans of $11.5 million for the three months ended March 31, 2024. At March 31, 2024 and December 31, 2023, we had REO with an aggregate carrying value of $106.2 million and $110.2 million, respectively, which is included in Other assets on our consolidated balance sheets.

At March 31, 2024, we held $737.0 million of Securities, at fair value, including $546.9 million of Agency MBS, $82.0 million of MSR-related assets, $84.4 million of CRT securities and $23.6 million of Non-Agency MBS. The net yield on our Securities, at fair value was 7.24% for the three months ended March 31, 2024, compared to 7.20% for the three months ended December 31, 2023.

For the three months ended March 31, 2024, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $0.5 million. The total allowance for credit losses recorded on residential whole loans held at carrying value at March 31, 2024 was $19.6 million.
During the first quarter of 2024, we completed one securitization collateralized by $192.5 million of unpaid principal balance (or UPB) Transitional loans. This securitization provided longer term, non-recourse, non-mark-to-market financing. Subsequent to the first quarter, we completed one additional securitization collateralized by $365.2 million UPB of Non-QM loans. During the quarter, interest rates increased, with Treasury yields up by nearly 30-40 basis points across the yield curve. The net impact on the value of our investment portfolio resulted in net mark-to-market losses in our GAAP financial results. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $13.80 as of March 31, 2024. Book value per common share decreased from $13.98 as of December 31, 2023. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $14.32 as of March 31, 2024, a decrease from $14.57 as of December 31, 2023. Decreases in GAAP and Economic book value during the first quarter of 2024 primarily reflect dividends declared on our common stock in excess of our GAAP earnings. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Information About Our Assets

The table below presents certain information about our asset allocation at March 31, 2024:

ASSET ALLOCATION

(Dollars in Millions)	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans (2)		Purchased Non-Performing Loans		Securities, at fair value		Real Estate Owned		Other, net (3)	Total
Fair Value/Carrying Value	$8,025		$412		$682		$737		$106		$607	$10,569
Financing Agreements with Non-mark-to-market Collateral Provisions	(1,102)		—		—		—		—		—	(1,102)
Financing Agreements with Mark-to-market Collateral Provisions	(1,519)		(139)		(222)		(606)		(23)		—	(2,509)
Securitized Debt	(4,300)		(228)		(257)		—		(9)		—	(4,794)
Senior Notes	—		—		—		—		—		(280)	(280)
Net Equity Allocated	$1,104		$45		$203		$131		$74		$327	$1,884
Debt/Net Equity Ratio (4)	6.3	x	8.2	x	2.4	x	4.6	x	0.4	x		4.6	x
(1)Includes $3.8 billion of Non-QM loans, $2.5 billion of Transitional loans, $1.6 billion of Single-family rental loans, $66.0 million of Seasoned performing loans, and $54.7 million of Agency eligible investor loans. At March 31, 2024, the total fair value of these loans is estimated to be $8.0 billion.
(2)At March 31, 2024, the total fair value of these loans is estimated to be $431.3 million.
(3)Includes $306.3 million of cash and cash equivalents, $222.9 million of restricted cash, and $19.8 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(4)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at March 31, 2024. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Purchased Non-Performing Loans
Amount due:
Within one year	$1,586,041	$518	$1,624
After one year:
Over one to five years	929,470	3,066	2,784
Over five years	5,517,330	420,063	677,381
Total due after one year	$6,446,800	$423,129	$680,165
Total residential whole loans	$8,032,841	$423,647	$681,789
(1)Excludes an allowance for credit losses of $8.0 million at March 31, 2024.
(2)Excludes an allowance for credit losses of $11.6 million at March 31, 2024.

The following table presents, at March 31, 2024, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(2)	Purchased Non-Performing Loans (1)
Interest rates:
Fixed	$5,153,270	$362,197	$563,672
Adjustable	1,293,530	60,932	116,493
Total	$6,446,800	$423,129	$680,165
(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of March 31, 2024.
(2)Excludes an allowance for credit losses.
For additional information regarding our residential whole loan portfolios, including information about delinquency trends, see Note 3 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at March 31, 2024 and December 31, 2023:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Agency MBS
Face/Par	$546,647	$554,300
Fair Value	546,919	559,144
Amortized Cost	547,955	555,624
Weighted average yield (1)	5.61%	5.59%
Weighted average time to maturity	29.0 years	29.3 years

Term notes backed by MSR collateral
Face/Par	$85,000	$85,000
Fair Value	82,015	79,895
Amortized Cost	75,395	74,184
Weighted average yield (1)	16.96%	16.96%
Weighted average time to maturity	1.6 years	1.8 years

CRT Securities
Face/Par	$79,403	$79,617
Fair Value	84,429	83,222
Amortized Cost	68,677	68,971
Weighted average yield (1)	10.29%	10.30%
Weighted average time to maturity	17.7 years	17.9 years

Non-Agency MBS
Face/Par	$28,268	$28,485
Fair Value	23,587	23,828
Amortized Cost	23,379	23,482
Weighted average yield (1)	5.73%	5.84%
Weighted average time to maturity	27.5 years	27.8 years
(1)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at March 31, 2024 and December 31, 2023.

Tax Considerations

Current period estimated taxable income

We estimate that for the three months ended March 31, 2024, our REIT taxable income was approximately $28.3 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the three months ended March 31, 2024, our net TRS taxable income will be $20.3 million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future tax years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

Regulation

The Consumer Financial Protection Bureau (or the CFPB) has broad authority over a wide range of consumer financial products and services, including mortgage lending and servicing.  One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry, restrictions on compensation for mortgage loan originators, and various other requirements related to mortgage origination and servicing.  In addition, the Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.

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

On December 10, 2020, the CFPB issued a final rule that adopts a set of “bright-line” loan pricing thresholds to replace the previous General Qualified Mortgage 43% debt-to-income threshold calculated in accordance with “Appendix Q” and removes Appendix Q (or General QM Final Rule). Effective March 1, 2021, the General QM Final Rule provided certain changes to the definition of general qualified mortgage loans and the "Seasoned QM Final Rule" creates a new category of a qualified mortgage, referred to as a "Seasoned QM." A loan is eligible to become a Seasoned QM if it is a first-lien, fixed rate loan that meets certain performance requirements over a seasoning period of 36 months, is held in portfolio until the end of the seasoning period by the originating creditor or first purchaser, complies with general restrictions on product features and points and fees, and meets certain underwriting requirements. These amendments and changes to the necessary policies and procedures to demonstrate compliance with these requirements for loans sold in the secondary market may increase the economic and compliance costs for participants in the mortgage origination and securitization industries.

In addition, certain court rulings may call into question the CFPB’s authority and other rules promulgated during CFPB’s self-funding structure. In October 2022, the Fifth Circuit Court of Appeals issued an opinion in Community Financial Services Association of America, et al. v. Consumer Financial Protection Bureau, et al., concluding that the CFPB’s funding structure unconstitutionally violates the Appropriations Clause of the U.S. Constitution. The Community Financial case is still pending before the Supreme Court, with oral argument held on October 3, 2023. It is unclear yet what impact these rulings may have on the mortgage lending markets but they may give rise to uncertainty, particularly in those markets in the Fifth Circuit. Any such uncertainty could adversely impact the cash flow on mortgage loans.

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

Results of Operations

Quarter Ended March 31, 2024 Compared to the Quarter Ended December 31, 2023

The following table summarizes the changes in our results of operations for the three months ended March 31, 2024 compared to the three months ended December 31, 2023.

	Three Months Ended
(In Thousands)	March 31, 2024	December 31, 2023	QoQ Change
Interest Income:
Residential whole loans	$157,665	$149,787	$7,878
Securities, at fair value	12,992	13,175	(183)
Other interest-earning assets	1,163	1,467	(304)
Cash and cash equivalent investments	5,011	5,448	(437)
Interest Income	$176,831	$169,877	$6,954

Interest Expense:
Asset-backed and other collateralized financing arrangements	$123,442	$119,665	$3,777
Other interest expense	5,575	3,748	1,827
Interest Expense	$129,017	$123,413	$5,604

Net Interest Income	$47,814	$46,464	$1,350

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$460	$7,876	$(7,416)
Reversal/(Provision) for Credit Losses on Other Assets	(1,109)	—	(1,109)
Net Interest Income after Reversal/(Provision) for Credit Losses	$47,165	$54,340	$(7,175)

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$(11,513)	$224,273	$(235,786)
Impairment and other net gain/(loss) on securities and other portfolio investments	(4,776)	22,024	(26,800)
Net gain/(loss) on real estate owned	991	888	103
Net gain/(loss) on derivatives used for risk management purposes	49,941	(70,342)	120,283
Net gain/(loss) on securitized debt measured at fair value through earnings	(22,462)	(111,689)	89,227
Lima One - origination, servicing and other fee income	7,928	10,822	(2,894)
Net realized gain/(loss) on residential whole loans held at carrying value	418	$(1,240)	1,658
Other, net	1,875	1,407	468
Other Income/(Loss), net	$22,402	$76,143	$(53,741)

Operating and Other Expense:
Compensation and benefits	$25,468	$19,347	$6,121
Other general and administrative expense	13,044	12,580	464
Loan servicing, financing and other related costs	7,042	8,010	(968)
Amortization of intangible assets	800	800	—
Operating and Other Expense	$46,354	$40,737	$5,617

Net Income/(Loss)	$23,213	$89,746	$(66,533)
Less Preferred Stock Dividend Requirement	$8,219	$8,219	$—
Net Income/(Loss) Available to Common Stock and Participating Securities	$14,994	$81,527	$(66,533)

Basic Earnings/(Loss) per Common Share	$0.14	$0.80	$(0.66)
Diluted Earnings/(Loss) per Common Share	$0.14	$0.76	$(0.62)

General

For the first quarter of 2024, we had net income available to our common stock and participating securities of $15.0 million, or $0.14 per basic and diluted common share, compared to a net income available to common stock and participating securities of $81.5 million, or $0.80 per basic and $0.76 per diluted common share, for the fourth quarter of 2023. The decrease in net income available to common stock and participating securities in the current period primarily reflects a lower Other income/(loss), net, which decreased by $53.7 million to $22.4 million for the current period, compared to an Other income/(loss), net of $76.1 million in the immediately prior quarter. The decrease was primarily driven by mark-to-market losses in the current period on both our residential whole loans that are measured at fair value through earnings and certain of our securities that are measured at fair value through earnings compared with gains in the prior period, partially offset by gains on derivatives used for risk management purposes compared with losses in the prior period and lower losses on securitized debt measured at fair value through earnings.

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

For the first quarter of 2024, our net interest spread and margin (including the impact of swaps) were 2.06% and 2.88%, respectively, compared to a net interest spread and margin (including the impact of swaps) of 2.13% and 2.96%, respectively, for the fourth quarter of 2023. Our net interest income increased by $1.4 million and was $47.8 million for the first quarter of 2024, compared to $46.5 million for the fourth quarter of 2023. For the first quarter of 2024, net interest income, which does not include the benefit of swap carry, includes higher net interest income from our residential whole loan portfolio of $3.9 million, compared to the fourth quarter of 2023, primarily due to higher average balances and asset yields, partially offset by an increase in financing rates and higher average balances for our financing agreement borrowings. Net interest income for the first quarter of 2024 also includes approximately $0.4 million of additional interest income from cash investment and lower net interest income from our Securities, at fair value portfolio.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2024 and December 31, 2023. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended March 31, 2024			Three Months Ended December 31, 2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$9,513,309	$157,665	6.63%	$9,264,542	$149,787	6.47%
Securities, at fair value	717,348	12,992	7.24	732,174	13,175	7.20
Cash and cash equivalents (2)	460,323	5,011	4.35	458,358	5,448	4.75
Other interest-earning assets	52,439	1,163	8.87	76,590	1,467	7.66
Total interest-earning assets	10,743,419	176,831	6.58	10,531,664	169,877	6.46

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,645,218	$67,483	7.32%	$3,682,792	$69,221	7.35%
Securitized debt (4)	4,874,807	55,959	4.59	4,614,744	50,444	4.37
Convertible Senior Notes	182,206	3,158	6.94	215,958	3,748	6.94
8.875% Senior Notes	98,643	2,417	9.80	—	—	—
Total interest-bearing liabilities	8,800,874	129,017	5.83	8,513,494	123,413	5.73
Net interest income/net interest rate spread (5)		47,814	0.75		46,464	0.72
Impact of net Swap carry (6)		29,091	1.31		30,508	1.40
Net interest rate spread (including the impact of Swaps)		$76,905	2.06%		$76,972	2.13%
Net interest-earning assets/net interest margin (7)	$1,942,545		2.88%	$2,018,170		2.96%
(1)Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data for residential whole loans and securities, which excludes unrealized gains and losses. For GAAP reporting purposes, securities purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
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
(7)Net interest margin reflects annualized net interest income (including net swap income or expense) divided by average interest-earning assets.

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

	Three Months Ended March 31, 2024
	Compared to
	Three Months Ended December 31, 2023
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$4,101	$3,777	$7,878
Securities, at fair value	(259)	76	(183)
Cash and cash equivalents	23	(460)	(437)
Other interest earning assets	(511)	207	(304)
Total net change in income of interest-earning assets	$3,354	$3,600	$6,954

Interest-bearing liabilities:
Residential whole loans financing agreements	$(1,092)	$(487)	$(1,579)
Securities, at fair value repurchase agreements	(34)	(108)	(142)
REO financing agreement	(29)	12	(17)
Securitized debt	2,913	2,602	5,515
Convertible Senior Notes	(590)	—	(590)
8.875% Senior Notes	2,417	—	2,417
Total net change in expense of interest-bearing liabilities	$3,585	$2,019	$5,604
Net change in net interest income	$(231)	$1,581	$1,350

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)
March 31, 2024	2.06%	2.88%
December 31, 2023	2.13	2.96
September 30, 2023	2.17	3.02
June 30, 2023	2.14	2.99
March 31, 2023	1.74	2.64
(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net swap expense).
(2)Reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

Purchased Performing Loans
Net Yield (1)	6.50%	6.22%	6.06%	5.66%	5.38%
Cost of Funding (2)	4.56%	4.43%	4.23%	3.97%	3.95%
Net Interest Spread	1.94%	1.79%	1.83%	1.69%	1.43%

Purchased Credit Deteriorated Loans
Net Yield (1)	5.95%	6.49%	6.63%	7.09%	6.13%
Cost of Funding (2)	2.87%	2.68%	2.43%	1.98%	2.23%
Net Interest Spread	3.08%	3.81%	4.20%	5.11%	3.90%

Purchased Non-Performing Loans
Net Yield (1)	8.91%	9.65%	9.59%	10.11%	8.46%
Cost of Funding (2)	3.78%	3.63%	3.65%	3.53%	3.53%
Net Interest Spread	5.13%	6.02%	5.94%	6.58%	4.93%

Total Residential Whole Loans
Net Yield (1)	6.63%	6.47%	6.34%	6.10%	5.68%
Cost of Funding (2)	4.43%	4.29%	4.10%	3.83%	3.82%
Net Interest Spread	2.20%	2.18%	2.24%	2.27%	1.86%

(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps and, accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended March 31, 2024, this decreased the overall funding cost by 132 basis points for our Residential whole loans, 134 basis points for our Purchased Performing Loans, 129 basis points for our Purchased Credit Deteriorated Loans, and 102 basis points for our Purchased Non-Performing Loans. For the quarter ended December 31, 2023, this decreased the overall funding cost by 140 basis points for our Residential whole loans, 142 basis points for our Purchased Performing Loans, 143 basis points for our Purchased Credit Deteriorated Loans, and 102 basis points for our Purchased Non-Performing Loans. For the quarter ended September 30, 2023, this decreased the overall funding cost by 143 basis points for our Residential whole loans, 146 basis points for our Purchased Performing Loans, 161 basis points for our Purchased Credit Deteriorated Loans, and 89 basis points for our Purchased Non-Performing Loans. For the quarter ended June 30, 2023, this decreased the overall funding cost by 144 basis points for our Residential whole loans, 145 basis points for our Purchased Performing Loans, 206 basis points for our Purchased Credit Deteriorated Loans, and 87 basis points for our Purchased Non-Performing Loans. For the quarter ended March 31, 2023, this decreased the overall funding cost by 127 basis points for our Residential whole loans, 129 basis points for our Purchased Performing Loans, 171 basis points for our Purchased Credit Deteriorated Loans, and 77 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our Securities for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread
March 31, 2024	7.24%	4.00%	3.24%
December 31, 2023	7.20	3.75	3.45
September 30, 2023	7.38	3.92	3.46
June 30, 2023	7.67	4.29	3.38
March 31, 2023	8.76	4.52	4.24
(1)Reflects annualized interest income divided by average amortized cost.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the quarter ended March 31, 2024, this decreased the overall funding cost by 179 basis points. For the quarter ended December 31, 2023, this decreased the overall funding cost by 206 basis points. For the quarter ended September 30, 2023, this decreased the overall funding cost by 191 basis points. For the quarter ended June 30, 2023, this decreased the overall funding cost by 138 basis points. For the quarter ended March 31, 2023, this decreased the overall funding cost by 104 basis points.

Interest Income

Interest income on our residential whole loans for the first quarter of 2024 increased by $7.9 million, or 5.3%, to $157.7 million, compared to $149.8 million for the fourth quarter of 2023. This increase primarily reflects a $248.8 million increase in the average balance of this portfolio to $9.5 billion for the first quarter of 2024 from the fourth quarter of 2023 and an increase in the yield to 6.63% for the first quarter of 2024 from 6.47% for the fourth quarter of 2023.

Interest Expense

Our interest expense for the first quarter of 2024 increased by $5.6 million, or 4.5%, to $129.0 million, from $123.4 million for the fourth quarter of 2023. This increase primarily reflects an increase in financing rates and average balances of securitized debt as well as expense for the newly issued 8.875% Senior Notes, partially offset by lower average balance and rates on residential whole loans financing agreements.
Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the first quarter of 2024, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $0.5 million compared to a reversal of provision for credit losses of $7.9 million for the fourth quarter of 2023. The reversal of provision recorded in the current period primarily reflects the run-off of loans held at carrying value. The reversal of provision in the fourth quarter of 2023 was primarily due to refinement of modeling assumptions as well as run-off of loans held at carrying value.
Provision for Credit Losses on Other Assets
For the first quarter of 2024, we recorded a provision for credit losses on Other Assets of $1.1 million related to an uncollectible receivable from an unaffiliated third-party servicer. No such provision was recorded for the fourth quarter of 2023.

Other Income/(Loss), net

For the first quarter of 2024, Other Income/(Loss), net was $22.4 million, compared to Other Income/(Loss), net of $76.1 million for the fourth quarter of 2023.  The components of Other Income/(Loss), net for the first quarter of 2024 and fourth quarter of 2023 are summarized in the table below:

	Three Months Ended
(In Thousands)	March 31, 2024	December 31, 2023
Net gain/(loss) on residential whole loans measured at fair value through earnings	$(11,513)	$224,273
Impairment and other net gain/(loss) on securities and other portfolio investments	(4,776)	22,024
Net gain/(loss) on real estate owned	991	888
Net gain/(loss) on derivatives used for risk management purposes	49,941	(70,342)
Net gain/(loss) on securitized debt measured at fair value through earnings	(22,462)	(111,689)
Lima One - origination, servicing and other fee income	7,928	10,822
Net realized gain/(loss) on residential whole loans held at carrying value	418	(1,240)
Other, net	1,875	1,407
Other Income/(Loss), net	$22,402	$76,143

Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense increased by $6.1 million to $25.5 million for the first quarter of 2024, compared to $19.3 million for the fourth quarter of 2023, primarily reflecting non-recurring expense reversals recorded in the fourth quarter of 2023 related to the finalization of 2023 incentive compensation accruals and the accelerated recognition of stock-based compensation in the first quarter of 2024 related to awards made to retirement eligible employees in January 2024.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, taxes, and miscellaneous expenses. Other general and administrative expenses of $13.0 million for the first quarter of 2024 were relatively unchanged when compared to $12.6 million for the fourth quarter of 2023.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses decreased compared to the prior quarter period by approximately $1.0 million, or 12.1%, primarily due to lower expenses recognized related to loan securitization activities.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
March 31, 2024	0.85%	4.69%	2.50	18.23%	4.6	1.8
December 31, 2023	3.46	19.04	0.44	18.16	4.5	1.7
September 30, 2023	(0.56)	(2.96)	—	19.10	4.3	2.0
June 30, 2023	(0.27)	(1.31)	—	20.99	3.9	1.9
March 31, 2023	3.14	14.40	0.56	21.81	3.5	1.6
(1)Reflects annualized net income divided by average total assets. For the quarters ended September 30, 2023, and June 30, 2023, the amounts calculated reflect the quarterly net income divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity. For the quarters ended September 30, 2023, and June 30, 2023, the amounts calculated reflect the quarterly net income divided by average total stockholders’ equity.
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

Three Month Period Ended March 31, 2024 Compared to the Three Month Period Ended March 31, 2023

The following table summarizes the changes in our results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

	Three Months Ended
(In Thousands)	March 31, 2024	March 31, 2023	YoY Change
Interest Income:
Residential whole loans	$157,665	$119,510	$38,155
Securities, at fair value	12,992	7,308	5,684
Other interest-earning assets	1,163	2,351	(1,188)
Cash and cash equivalent investments	5,011	3,036	1,975
Interest Income	$176,831	$132,205	$44,626

Interest Expense:
Asset-backed and other collateralized financing arrangements	$123,442	$88,880	$34,562
Other interest expense	5,575	3,956	1,619
Interest Expense	$129,017	$92,836	$36,181

Net Interest Income	$47,814	$39,369	$8,445

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$460	$13	$447
Reversal/(Provision) for Credit Losses on Other Assets	(1,109)	—	(1,109)
Net Interest Income after Reversal/(Provision) for Credit Losses	$47,165	$39,382	$7,783

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$(11,513)	$129,174	$(140,687)
Impairment and other net gain/(loss) on securities and other portfolio investments	(4,776)	2,931	(7,707)
Net gain/(loss) on real estate owned	991	3,942	(2,951)
Net gain/(loss) on derivatives used for risk management purposes	49,941	(21,208)	71,149
Net gain/(loss) on securitized debt measured at fair value through earnings	(22,462)	(51,725)	29,263
Lima One - origination, servicing and other fee income	7,928	8,976	(1,048)
Net realized gain/(loss) on residential whole loans held at carrying value	418	—	418
Other, net	1,875	3,014	(1,139)
Other Income/(Loss), net	$22,402	$75,104	$(52,702)

Operating and Other Expense:
Compensation and benefits	$25,468	$20,630	$4,838
Other general and administrative expense	13,044	10,233	2,811
Loan servicing, financing and other related costs	7,042	9,539	(2,497)
Amortization of intangible assets	800	1,300	(500)
Operating and Other Expense	$46,354	$41,702	$4,652

Net Income/(Loss)	$23,213	$72,784	$(49,571)
Less Preferred Stock Dividend Requirement	$8,219	$8,219	$—
Net Income/(Loss) Available to Common Stock and Participating Securities	$14,994	$64,565	$(49,571)

Basic Earnings/(Loss) per Common Share	$0.14	$0.63	$(0.49)
Diluted Earnings/(Loss) per Common Share	$0.14	$0.62	$(0.48)

General

For the three months ended March 31, 2024, we had net income available to our common stock and participating securities of $15.0 million, or $0.14 per basic and diluted common share, compared to net income available to our common stock and participating securities of $64.6 million, or $0.63 per basic common share and $0.62 per diluted common share, for the three months ended March 31, 2023. The net income available to common stock and participating securities in the current period primarily reflects a lower Other Income/(Loss), net, of $52.7 million, primarily driven by mark-to-market losses in the current period on our residential whole loans that are measured at fair value through earnings, partially offset by net gains on derivatives used for risk management purposes and lower unrealized losses on securitized debt measured at fair value through earnings. Net interest income increased by $8.4 million from the prior three month period, primarily due to higher asset yields earned on our residential whole loans portfolio and higher amounts invested in our residential mortgage asset portfolio, partially offset by higher funding costs associated with our financing arrangements.

Net Interest Income

For the three months ended March 31, 2024, our net interest spread and margin were 2.06% and 2.88%, respectively, compared to a net interest spread and margin of 1.74% and 2.64%, respectively, for the three months ended March 31, 2023. Our net interest income increased by $8.4 million, or 21.5%, to $47.8 million for the three months ended March 31, 2024 compared to net interest income of $39.4 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, net interest income, which does not include the benefit of swap carry, includes higher net interest income from our residential whole loan portfolio of $9.1 million compared to the three months ended March 31, 2023, primarily due to higher rates paid on our financing agreement borrowings partially offset by higher asset yields and higher amounts invested in the loan portfolio. In addition, net interest income for the three months ended March 31, 2024 included higher net interest income from our Securities, at fair value portfolio of approximately $0.1 million. Net interest income for the three months ended March 31, 2024 also includes approximately $0.8 million of additional interest income from cash and other interest earning assets compared to the three months ended March 31, 2023.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2024 and 2023.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$9,513,309	$157,665	6.63%	$8,423,319	$119,510	5.68%
Securities, at fair value	717,348	12,992	7.24	333,808	7,308	8.76
Cash and cash equivalents (2)	460,323	5,011	4.35	469,353	3,036	2.59
Other interest-earning assets	52,439	1,163	8.87	59,241	2,351	15.87
Total interest-earning assets	10,743,419	176,831	6.58	9,285,721	132,205	5.69

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,645,218	$67,483	7.32%	$3,145,555	$53,301	6.78%
Securitized debt (4)	4,874,807	55,959	4.59	3,816,051	35,579	3.73
Convertible Senior Notes	182,206	3,158	6.94	227,969	3,956	6.94
8.875% Senior Notes	98,643	2,417	9.80	—	—	—
Total interest-bearing liabilities	8,800,874	129,017	5.83	7,189,575	92,836	5.17
Net interest income/net interest rate spread (5)		47,814	0.75		39,369	0.52
Impact of net Swap carry (6)		29,091	1.31		21,817	1.22
Net interest rate spread (including the impact of Swaps)		$76,905	2.06%		$61,186	1.74%
Net interest-earning assets/net interest margin (7)	$1,942,545		2.88%	$2,096,146		2.64%
(1)Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data for residential whole loans and securities, which excludes unrealized gains and losses.  For GAAP reporting purposes, securities purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
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

Rate/Volume Analysis

	Three Months Ended March 31, 2024
	Compared to
	Three Months Ended March 31, 2023
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$16,643	$21,512	$38,155
Securities, at fair value	7,142	(1,458)	5,684
Cash and cash equivalents	(59)	2,034	1,975
Other interest-earning assets	(245)	(943)	(1,188)
Total net change in income from interest-earning assets	$23,481	$21,145	$44,626

Interest-bearing liabilities:
Residential whole loan financing agreements	$2,585	$6,014	$8,599
Securities, at fair value repurchase agreements	4,646	890	5,536
REO financing agreements	(8)	55	47
Securitized debt	11,131	9,249	20,380
Convertible Senior Notes	(798)	—	(798)
8.875% Senior Notes	2,417	—	2,417
Total net change in expense of interest-bearing liabilities	$19,973	$16,208	$36,181
Net change in net interest income	$3,508	$4,937	$8,445

Interest Income

Interest income on our residential whole loans for the three months ended March 31, 2024 increased by $38.2 million, or 31.9%, to $157.7 million, compared to $119.5 million for the three months ended March 31, 2023. This increase primarily reflects an increase in the yield to 6.63% for the three months ended March 31, 2024 from 5.68% for the three months ended March 31, 2023, and a $1.1 billion increase in the average balance of this portfolio to $9.5 billion for the three months ended March 31, 2024 from $8.4 billion for the three months ended March 31, 2023.

Interest income on our Securities, at fair value portfolio for the three months ended March 31, 2024 increased by $5.7 million to $13.0 million from $7.3 million for the three months ended March 31, 2023. This increase primarily reflects an increase in the average amortized cost of the portfolio of $383.5 million, primarily due to purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 7.24% for the three months ended March 31, 2024, compared to 8.76% for the three months ended March 31, 2023.

Interest Expense

Our interest expense for the three months ended March 31, 2024 increased by $36.2 million, or 39.0%, to $129.0 million, from $92.8 million for the three months ended March 31, 2023.  This increase primarily reflects the higher overall average balances of our financing agreements and an increase in financing rates on our financing agreements. In addition, the three months ended March 31, 2024 included $2.4 million of interest expense related to our 8.875% Senior Notes that were issued in January 2024.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the three months ended March 31, 2024, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $0.5 million compared to a reversal of provision for credit losses of $13,000 for the three months ended March 31, 2023. The reversal of provision for both periods primarily reflects the run-off of loans held at carrying value.

Provision for Credit Losses on Other Assets

For the three months ended March 31, 2024, we recorded a provision for credit losses on Other Assets of $1.1 million, related to an uncollectible receivable from an unrelated third party servicer at March 31, 2024. No such provision was recorded for the three months ended March 31, 2023.

Other Income/(Loss), net

For the three months ended March 31, 2024, Other Income/(Loss), net was $22.4 million, compared to an Other Income/(Loss), net of $75.1 million for the three months ended March 31, 2023.  The components of Other Income/(Loss), net for the three months ended March 31, 2024 and 2023 are summarized in the table below:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Net gain/(loss) on residential whole loans measured at fair value through earnings	$(11,513)	$129,174
Impairment and other net gain/(loss) on securities and other portfolio investments	(4,776)	2,931
Net gain/(loss) on real estate owned	991	3,942
Net gain/(loss) on derivatives used for risk management purposes	49,941	(21,208)
Net gain/(loss) on securitized debt measured at fair value through earnings	(22,462)	(51,725)
Lima One - origination, servicing and other fee income	7,928	8,976
Net realized gain/(loss) on residential whole loans held at carrying value	418	—
Other, net	1,875	3,014
Other Income/(Loss), net	$22,402	$75,104

Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense increased $4.8 million to $25.5 million for the three months ended March 31, 2024, compared to $20.6 million for the three months ended March 31, 2023, primarily reflecting an increase in long-term incentive compensation and higher salaries expense.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, taxes, and miscellaneous expenses. Other general and administrative expenses increased by $2.8 million to $13.0 million for the three months ended March 31, 2024, compared to $10.2 million for the three months ended March 31, 2023, primarily reflecting higher costs associated with IT infrastructure at our corporate offices, higher tax provisions and state tax expense and higher professional fees, partially offset by lower depreciation.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $2.5 million, or 26.2%, primarily due to lower expenses recognized related to loan securitization activities.

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

The following table provides a reconciliation of our GAAP net income/(loss) used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
GAAP Net income/(loss) used in the calculation of basic EPS	$14,827	$81,527	$(64,657)	$(34,146)	$64,565

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	11,513	(224,272)	132,894	130,703	(129,174)
Securities held at fair value	4,776	(21,371)	13,439	3,698	(2,931)
Residential whole loans and securities at carrying value	(418)	332	—	—	—
Interest rate swaps	(23,182)	97,400	(9,433)	(37,018)	40,747
Securitized debt held at fair value	20,169	108,693	(40,229)	(30,908)	48,846
Investments in loan origination partners	—	254	722	872	—
Expense items:
Amortization of intangible assets	800	800	800	1,300	1,300
Equity based compensation	6,243	3,635	4,447	3,932	3,020
Securitization-related transaction costs	1,340	2,702	3,217	2,071	4,602
Total adjustments	21,241	(31,827)	105,857	74,650	(33,590)
Distributable earnings	$36,068	$49,700	$41,200	$40,504	$30,975

GAAP earnings/(loss) per basic common share	$0.14	$0.80	$(0.64)	$(0.34)	$0.63
Distributable earnings per basic common share	$0.35	$0.49	$0.40	$0.40	$0.30
Weighted average common shares for basic earnings per share	103,173	102,266	102,255	102,186	102,155

Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
March 31, 2024	1.63%	8.94%	1.00
December 31, 2023	2.23	12.29	0.71
September 30, 2023	1.98	10.36	0.88
June 30, 2023	2.06	9.81	0.88
March 31, 2023	1.69	7.76	1.17
(1)Reflects annualized Distributable earnings before preferred dividends divided by average total assets.
(2)Reflects annualized Distributable earnings before preferred dividends divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by Distributable earnings per share.
Segment Reporting (using Distributable earnings)

The following table presents our non-GAAP Distributable earnings by segment for the quarterly period below:

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three Months Ended March 31, 2024
GAAP Net income/(loss) used in the calculation of basic EPS	$33,956	$13,062	$(32,191)	$14,827
Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	8,699	2,814	—	11,513
Securities held at fair value	4,776	—	—	4,776
Residential whole loans and securities at carrying value	(418)	—	—	(418)
Interest rate swaps	(17,068)	(6,114)	—	(23,182)
Securitized debt held at fair value	9,591	10,578	—	20,169
Investments in loan origination partners	—	—	—	—
Expense items:
Amortization of intangible assets	—	800	—	800
Equity based compensation	—	261	5,982	6,243
Securitization-related transaction costs	197	—	1,143	1,340
Total adjustments	$5,777	$8,339	$7,125	$21,241
Distributable earnings	$39,733	$21,401	$(25,066)	$36,068

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three Months Ended December 31, 2023
GAAP Net income/(loss) used in the calculation of basic EPS	$93,071	$14,111	$(25,655)	$81,527
Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	(170,935)	(53,337)	—	(224,272)
Securities held at fair value	(21,371)	—	—	(21,371)
Residential whole loans and securities at carrying value	332	—	—	332
Interest rate swaps	72,741	24,659	—	97,400
Securitized debt held at fair value	73,779	34,914	—	108,693
Investments in loan origination partners	—	—	254	254
Expense items:
Amortization of intangible assets	—	800	—	800
Equity based compensation	—	132	3,503	3,635
Securitization-related transaction costs	145	—	2,557	2,702
Total adjustments	$(45,309)	$7,168	$6,314	$(31,827)
Distributable earnings	$47,762	$21,279	$(19,341)	$49,700

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
GAAP Total Stockholders’ Equity	$1,884.2	$1,899.9	$1,848.5	$1,944.8	$2,018.6
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,409.2	1,424.9	1,373.5	1,469.8	1,543.6
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	(35.4)	(35.6)	(85.3)	(58.3)	(33.9)
Fair value adjustment to Securitized debt, at carrying value	88.4	95.6	122.5	129.8	122.4
Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,462.2	$1,484.9	$1,410.7	$1,541.3	$1,632.1
GAAP book value per common share	$13.80	$13.98	$13.48	$14.42	$15.15
Economic book value per common share	$14.32	$14.57	$13.84	$15.12	$16.02
Number of shares of common stock outstanding	102.1	101.9	101.9	101.9	101.9

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
We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, at March 31, 2024, we had approximately 2.0 million shares of common stock available for issuance pursuant to our Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or DRSPP) shelf registration statement. The Company did not issue any shares pursuant to its DRSPP during the three months ended March 31, 2024.

On February 29, 2024, we entered into a distribution agreement pursuant to which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300 million, from time to time, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the ATM Program). During the three months ended March 31, 2024, we did not sell any shares of common stock through the ATM Program. At March 31, 2024, $300 million remained available under the distribution agreement.

On February 27, 2024, our Board authorized a new $200 million stock repurchase program with respect to our common stock, which will be in effect through the end of 2025. The new stock repurchase program supersedes the prior stock repurchase program in its entirety. Refer to Part II, Item 2 for further information about the stock repurchase program. During the three months ended March 31, 2024, we did not repurchase any share of common stock through the stock repurchase program. At March 31, 2024, $200 million remained available under the current Board authorization for the purchase of common stock under our stock repurchase program.

In February 2023, our Board authorized a repurchase program for our Convertible Senior Notes pursuant to which we may repurchase up to $100 million of our Convertible Senior Notes. The convertible notes repurchase program does not require the purchase of any minimum amount of Convertible Senior Notes. The timing and extent to which we repurchase our Convertible Senior Notes will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. During the three months ended March 31, 2024, we repurchased $39.9 million principal amount of our Convertible Senior Notes for $39.8 million and recorded a loss of $0.1 million to Other Income/(Loss), net on the consolidated statement of operations. During the year ended December 31, 2023, we repurchased $20.4 million principal amount of the Convertible Senior Notes for $20.2 million and recorded a gain of $0.1 million to Other Income/(Loss), net on the consolidated statement of operations. At March 31, 2024, the aggregate principal amount of our Convertible Senior Notes outstanding was $169.7 million.

Financing Agreements

Our borrowings under financing agreements include a combination of shorter and longer term arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of March 31, 2024, we had $2.5 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $6.0 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders, and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At March 31, 2024, we had unused financing capacity of approximately $2.4 billion across our financing arrangements for all collateral types.

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

At March 31, 2024, we had a total of $4.0 billion of residential whole loans and securities and $15.5 million of restricted cash pledged to our financing counterparties. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
March 31, 2024	$3,645,218	$3,611,212	$3,686,018	$4,792,515	$4,794,400	$4,812,304
December 31, 2023	3,682,792	3,576,952	3,717,477	4,438,548	4,750,805	4,750,805
September 30, 2023	3,574,547	3,486,440	3,766,848	4,014,161	4,332,936	4,332,936
June 30, 2023	3,148,269	3,370,327	3,370,327	3,924,422	3,969,274	4,043,482
March 31, 2023	3,145,555	3,042,802	3,189,587	3,680,042	3,830,309	3,838,654
(1)The information presented in the table above excludes Senior notes (Note 6).

Cash Flows and Liquidity for the Three Months Ended March 31, 2024

Our cash, cash equivalents and restricted cash increased by $41.0 million during the three months ended March 31, 2024, reflecting:  $91.4 million used in our investing activities, $78.9 million provided by our financing activities and $53.5 million provided by our operating activities.

At March 31, 2024, our debt-to-equity multiple was 4.6 times compared to 4.5 times at December 31, 2023. Our recourse leverage multiple at March 31, 2024 was 1.8 times compared to 1.7 times at December 31, 2023. At March 31, 2024, we had borrowings under asset-backed financing agreements of $3.6 billion, of which $3.0 billion were secured by residential whole loans, $605.7 million were secured by securities and $23.4 million were secured by REO. In addition, at March 31, 2024, we had securitized debt of $4.8 billion in connection with our loan securitization transactions. At December 31, 2023, we had borrowings under asset-backed financing agreements of $3.6 billion, of which $2.9 billion were secured by residential whole loans, $622.6 million were secured by securities and $25.2 million were secured by REO. In addition, at December 31, 2023, we had securitized debt of $4.8 billion in connection with our loan securitization transactions.

During the three months ended March 31, 2024, $91.4 million was used in our investing activities.  We utilized $761.2 million for acquisitions and origination of residential whole loans, loan related investments and capitalized advances. During the three months ended March 31, 2024, we received $402.4 million of principal payments on residential whole loans and loan related investments, $151.7 million of proceeds from the sale of residential whole loans, and $24.2 million of proceeds on sales of REO.  In addition, during the three months ended March 31, 2024, we received cash proceeds of $8.1 million from principal payments on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged for Margin			Cash and Securities Received for Reverse Margin	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin
(In Thousands)
March 31, 2024	$17,379	$3,358	$20,737	$16,514	$(4,223)
December 31, 2023	10,616	4,085	14,701	23,060	8,359
September 30, 2023	35,690	4,363	40,053	34,846	(5,207)
June 30, 2023	5,982	2,909	8,891	5,328	(3,563)
March 31, 2023	676	2,965	3,641	6,529	2,888
(1) Excludes variation margin payments on our cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of March 31, 2024.

During the three months ended March 31, 2024, we paid $35.8 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $8.2 million on our preferred stock. On March 7, 2024, we declared our first quarter 2024 dividend on our common stock of $0.35 per share; on April 30, 2024, we paid this dividend, which totaled approximately $36.0 million, including dividend equivalents of approximately $286,000.

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

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio at March 31, 2024. All changes in income and value are measured as the percentage change from the projected net interest income (over a 12 month period) and portfolio value under the base interest rate scenario at March 31, 2024.

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$(131,223)	0.79%	(1.22)%
+ 50 Basis Point Increase	$(59,279)	0.18%	(0.55)%
Actual at March 31, 2024	$—	—%	—%
- 50 Basis Point Decrease	$46,616	(0.03)%	0.43%
-100 Basis Point Decrease	$80,567	(1.13)%	0.75%
(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our Swaps, securitized debt, and other fixed-rate debt.
(3)Includes the impact of the net carry on our Swaps.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2024. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At March 31, 2024, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because the presence of this floor could limit the potential impact of an interest rate decrease in certain rate environments, hypothetical interest rate shock decreases below the assumed floor could cause changes in the fair value of our financial instruments and our net interest income in excess of the amounts assumed.

At March 31, 2024, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.98 which is the weighted average of 3.38 for our Residential whole loans, 2.84 for our Securities investments, (2.67) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.01 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.47), which is the weighted average of (0.49) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (0.85) for our Securities and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

The following table presents certain information about our Residential whole loans at March 31, 2024:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans		Purchased Non-Performing Loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$8,196,217	$280,685	$364,008	$59,639	$507,922	$88,125	$9,496,596
Unpaid principal balance (UPB)	$8,089,859	$276,942	$417,415	$82,346	$598,523	$154,512	$9,619,597
Weighted average coupon (1)	7.1%	6.4%	4.9%	4.7%	5.3%	5.1%	6.2%
Weighted average term to maturity (months)	235	331	259	295	257	313	227
Weighted average LTV (2)	64.1%	96.3%	49.3%	103.9%	47.6%	108.9%	64.4%
Loans 90+ days delinquent (UPB)	$243,911	$49,099	$48,449	$14,215	$134,098	$59,772	$549,544
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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $608.9 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 67%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at March 31, 2024:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	26.6%
Florida	12.8%
Texas	7.3%
Georgia	5.3%
New York	5.1%

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

At March 31, 2024, we had access to various sources of liquidity, including $306.3 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at March 31, 2024, we had $35.5 million of unencumbered residential whole loans.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2024, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2024. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). There are no material changes from the risk factors set forth in the 2023 Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2023 Form 10-K. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 29, 2024, the Company announced its Board had authorized a new $200 million stock repurchase program with respect to the Company’s common stock, which will be in effect through the end of 2025. The Company's prior stock repurchase program, which was adopted in March 2022, had authorized the repurchase of up to $250 million of the Company’s common stock and expired on December 31, 2023, with approximately $202.5 million remaining available at the date of expiration. The new stock repurchase program supersedes the prior stock repurchase program in its entirety.
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

At March 31, 2024, $200 million remained available under the current authorization for the purchase of our common stock under the stock repurchase program.

We engaged in no share repurchase activity during the first quarter of 2024 pursuant to the stock repurchase program. The Company did, however, withhold shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to satisfy tax and payroll withholding obligations resulting from the vesting and settlement of restricted stock awards and/or restricted stock units (RSUs). The following table presents information with respect to (i) such withheld shares and (ii) eligible shares remaining for repurchase under the stock repurchase program.

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan
January 1-31, 2024:
Stock Repurchase Program	—	—	—	$—
Employee Transactions (2)	129,949	$11.47	N/A	N/A
February 1-29, 2024:
Stock Repurchase Program	—	—	—	$200,000,000
March 1-31, 2024:
Stock Repurchase Program	—	—	—	$200,000,000
Total Stock Repurchase Program	—	—	—	$200,000,000
Total Employee Transactions (2)	129,949	$11.47	N/A	N/A
(1) Includes brokerage commissions.
(2) The value of shares surrendered upon the settlement of RSUs to meet income tax obligations is based on the closing price per share of our common stock on the date such settlement occurs.
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

4.1
Second Supplemental Indenture, dated January 11, 2024, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form 8-A, dated January 11, 2024).

4.2
Form of 8.875% Senior Notes Due 2029 of the Company (attached as Exhibit A to the Second Supplemental Indenture, incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form 8-A, dated January 11, 2024).

4.3
Third Supplemental Indenture, dated April 17, 2024, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form 8-A, dated April 17, 2024).

4.4
Form of 9.000% Senior Notes Due 2029 of the Company (attached as Exhibit A to the Third Supplemental Indenture, incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form 8-A, dated April 17, 2024).

10.1
Amendment No. 2, dated as of February 21, 2024, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

10.2
Agreement, entered into as of February 21, 2024, by and between the Company and Michael C. Roper (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

10.3
Amended and Restated Agreement, entered into as of February 21, 2024, by and between the Company and Harold E. Schwartz (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

10.4
Form of Phantom Share Award Agreement (Time-Based Vesting) (incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

10.5
Form of Phantom Share Award Agreement (Performance-Based Vesting) (incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023; (ii) our Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2024 and 2023; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2024 and 2023; (v) our Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2024 and 2023; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2024	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Michael Roper
Michael Roper
Chief Financial Officer