Form 10-Q
period 2024-06-30
MFA FINANCIAL, INC.
filed 2024-08-08
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024

or
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
102,082,561 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 31, 2024.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Residential whole loans, net ($7,772,607 and $7,511,508 held at fair value, respectively) (1)(2)	$9,186,236	$9,041,292
Securities, at fair value (2)	863,289	746,090
Cash and cash equivalents	289,412	318,000
Restricted cash	252,015	170,211
Other assets (2)	485,973	497,097
Total Assets	$11,076,925	$10,772,690

Liabilities:
Financing agreements ($5,082,181 and $4,633,660 held at fair value, respectively)	$8,891,042	$8,536,745
Other liabilities	302,641	336,030
Total Liabilities	$9,193,683	$8,872,775

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 102,083 and 101,916 shares issued and outstanding, respectively	1,021	1,019
Additional paid-in capital, in excess of par	3,707,886	3,698,767
Accumulated deficit	(1,843,507)	(1,817,759)
Accumulated other comprehensive income	17,652	17,698
Total Stockholders’ Equity	$1,883,242	$1,899,915
Total Liabilities and Stockholders’ Equity	$11,076,925	$10,772,690
(1)Includes approximately $6.0 billion and $5.7 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at June 30, 2024 and December 31, 2023, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2024	2023	2024	2023
Interest Income:
Residential whole loans	$165,717	$128,048	$323,382	$247,558
Securities, at fair value	13,629	9,948	26,621	17,256
Other interest-earning assets	1,177	2,622	2,340	4,973
Cash and cash equivalent investments	6,308	3,732	11,319	6,768
Interest Income	$186,831	$144,350	$363,662	$276,555

Interest Expense:
Asset-backed and other collateralized financing arrangements	$126,755	$95,884	$250,197	$184,764
Other interest expense	6,587	3,961	12,162	7,917
Interest Expense	$133,342	$99,845	$262,359	$192,681

Net Interest Income	$53,489	$44,505	$101,303	$83,874

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$1,079	$(294)	$1,539	$(281)
Reversal/(Provision) for Credit Losses on Other Assets	(26)	—	(1,135)	—
Net Interest Income after Reversal/(Provision) for Credit Losses	$54,542	$44,211	$101,707	$83,593

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$16,430	$(130,703)	$4,917	$(1,529)
Impairment and other net gain/(loss) on securities and other portfolio investments	(2,842)	(4,569)	(7,618)	(1,638)
Net gain/(loss) on real estate owned	1,880	2,153	2,871	6,095
Net gain/(loss) on derivatives used for risk management purposes	16,087	60,451	66,028	39,243
Net gain/(loss) on securitized debt measured at fair value through earnings	(10,642)	27,394	(33,104)	(24,331)
Lima One - origination, servicing and other fee income	7,619	11,477	15,547	20,453
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	418	—
Other, net	1,317	5,492	3,192	8,506
Other Income/(Loss), net	$29,849	$(28,305)	$52,251	$46,799

Operating and Other Expense:
Compensation and benefits	$21,747	$21,771	$47,215	$42,401
Other general and administrative expense	10,835	11,522	22,830	21,199
Loan servicing, financing and other related costs	8,717	7,598	15,759	17,137
Amortization of intangible assets	800	1,300	1,600	2,600
Operating and Other Expense	$42,099	$42,191	$87,404	$83,337

Income/(loss) before income taxes	$42,292	$(26,285)	$66,554	$47,055
Provision for/(benefit from) income taxes	346	(357)	1,395	199
Net Income/(Loss)	$41,946	$(25,928)	$65,159	$46,856
Less Preferred Stock Dividend Requirement	$8,218	$8,218	$16,437	$16,437
Net Income/(Loss) Available to Common Stock and Participating Securities	$33,728	$(34,146)	$48,722	$30,419

Basic Earnings/(Loss) per Common Share	$0.32	$(0.34)	$0.47	$0.30
Diluted Earnings/(Loss) per Common Share	$0.32	$(0.34)	$0.46	$0.29
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Net income/(loss)	$41,946	$(25,928)	$65,159	$46,856
Other Comprehensive Income/(Loss):
Unrealized gains/(losses) on securities available-for-sale	784	(6,805)	2,612	(7,921)
Reclassification adjustment for securities sales included in net income	(2,658)	—	(2,658)	—
Other Comprehensive Income/(Loss)	(1,874)	(6,805)	(46)	(7,921)
Comprehensive Income/(Loss) before preferred stock dividends	$40,072	$(32,733)	$65,113	$38,935
Dividends required on preferred stock	(8,218)	(8,218)	(16,437)	(16,437)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$31,854	$(40,951)	$48,676	$22,498
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2024
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	8,000	$80	11,000	$110	101,916	$1,019	$3,698,767	$(1,817,759)	$17,698	$1,899,915
Net income	—	—	—	—	—	—	—	23,213	—	23,213
Issuance of common stock, net of expenses	—	—	—	—	297	3	(20)	—	—	(17)
Repurchase of shares of common stock (1)	—	—	—	—	(131)	(1)	(1,491)	—	—	(1,492)
Equity based compensation expense	—	—	—	—	—	—	5,986	—	—	5,986
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,011)	—	(1,011)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,729)	—	(35,729)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—		—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(287)	—	(287)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	1,828	1,828
Balance at March 31, 2024	8,000	$80	11,000	$110	102,082	$1,021	$3,703,242	$(1,839,792)	$19,526	$1,884,187
Net income	—	—	—	—	—	—	—	41,946	—	41,946
Issuance of common stock, net of expenses	—	—	—	—	1	—	(18)	—	—	(18)
Equity based compensation expense	—	—	—	—	—	—	4,662	—	—	4,662
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,729)	—	(35,729)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(318)	—	(318)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,874)	(1,874)
Balance at June 30, 2024	8,000	$80	11,000	$110	102,083	$1,021	$3,707,886	$(1,843,507)	$17,652	$1,883,242
(1)  For the six months ended June 30, 2024 includes approximately $1.5 million (129,949 shares) surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2023
	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In Thousands, Except Per Share Amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	8,000	$80	11,000	$110	101,802	$1,018	$3,684,291	$(1,717,991)	$21,341	$1,988,849
Net income	—	—	—	—	—	—	—	72,784	—	72,784
Issuance of common stock, net of expenses	—	—	—	—	168	1	17	—	—	18
Repurchase of shares of common stock (1)	—	—	—	—	(58)	—	(599)	—	—	(599)
Equity based compensation expense	—	—	—	—	—	—	3,019	—	—	3,019
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	557	(932)	—	(375)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,669)	—	(35,669)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(86)	—	(86)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,116)	(1,116)
Balance at March 31, 2023	8,000	$80	11,000	$110	101,912	$1,019	$3,687,285	$(1,690,113)	$20,225	$2,018,606
Net loss	—	—	—	—	—	—	—	(25,928)	—	(25,928)
Issuance of common stock, net of expenses	—	—	—	—	4	—	16	—	—	16
Equity based compensation expense	—	—	—	—	—	—	3,932	—	—	3,932
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,044)	—	(1,044)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,671)	—	(35,671)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(118)	—	(118)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(6,805)	(6,805)
Balance at June 30, 2023	8,000	$80	11,000	$110	101,916	$1,019	$3,691,233	$(1,761,093)	$13,420	$1,944,769
(1)  For the six months ended June 30, 2023 includes approximately $0.6 million (58,505 shares) surrendered for tax purposes related to equity-based compensation awards.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30,
(In Thousands)	2024	2023
Cash Flows From Operating Activities:
Net income/(loss)	$65,159	$46,856
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net (gain)/loss on residential whole loans	(5,726)	1,529
Impairment and other net (gain)/loss on securities and other portfolio investments, net	6,115	1,638
Net gain on real estate owned	(2,516)	(6,129)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	(6,841)	(10,336)
Provision/(reversal of provision) for credit losses on residential whole loans and other assets	(404)	290
Net (gain)/loss on derivatives used for risk management purposes	(12,945)	5,861
Net (gain)/loss on securitized debt measured at fair value through earnings	27,766	17,938
Net margin received/(paid) for derivatives used for risk management purposes	(863)	30,384
Net other non-cash (gains)/losses included in net income	22,188	12,291
(Increase)/decrease in other assets	13,326	(50,797)
Increase/(decrease) in other liabilities	(5,312)	15,602
Net cash provided by/(used in) operating activities	$99,947	$65,127
Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(1,453,092)	$(1,340,773)
Proceeds from sales of residential whole loans	166,396	262,692
Principal payments on residential whole loans and loan related investments	1,002,141	694,992
Purchases of securities	(175,502)	(383,746)
Proceeds from sales of securities and other assets	29,606	—
Principal payments on securities	26,308	15,767
Proceeds from sales of real estate owned	49,832	66,175
Other investing activities	81,640	(7,323)
Net cash provided by/(used in) investing activities	$(272,671)	$(692,216)
Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(829,083)	$(1,242,689)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	1,197,871	1,422,773
Principal payments on other collateralized financing agreements	(1,254,485)	(939,646)
Proceeds from borrowings under other collateralized financing agreements	1,232,486	1,490,568
Payments made for other collateralized financing agreement related costs	(4,188)	(6,673)
Redemption and repurchase of convertible senior notes	(209,558)	—
Proceeds from issuance of senior notes	182,670	—
Proceeds from issuances of common stock, net of expenses	(40)	34
Payments made for the repurchase of common stock	(1,491)	—
Dividends paid on preferred stock	(16,438)	(16,438)
Dividends paid on common stock and dividend equivalents	(71,804)	(71,525)
Net cash provided by/(used in) financing activities	$225,940	$636,404
Net increase/(decrease) in cash, cash equivalents and restricted cash	$53,216	$9,315
Cash, cash equivalents and restricted cash at beginning of period	$488,211	$494,081
Cash, cash equivalents and restricted cash at end of period	$541,427	$503,396

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$258,517	$188,884

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$44,951	$49,181
Dividends and dividend equivalents declared and unpaid	$36,048	$35,789
Payable for purchase of unsettled Agency MBS	$—	$30,931
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024

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

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2024 and results of operations for all periods presented have been made.  The results of operations for the three and six months ended June 30, 2024 should not be construed as indicative of the results to be expected for the full year.

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

(b)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed- and adjustable-rate residential mortgage loans acquired through consolidated trusts in secondary market transactions or originated by our wholly owned subsidiary, Lima One Holdings, LLC, the parent company of Lima One Capital, LLC (collectively referred to as “Lima One”). The accounting model utilized by the Company is determined at the time each loan package is initially acquired or each loan is originated. Prior to the second quarter of 2021, the Company typically elected the fair value option on loans that were 60 or more days delinquent at purchase. All other loans purchased prior to the second quarter of 2021 were typically held at carrying value. Starting in the second quarter of 2021, the Company began to elect the fair value option for all loans originated or acquired. The accounting model initially applied to loan originations and

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
acquisitions is not permitted to be subsequently changed. Consequently, the Company is not permitted to retroactively apply fair value accounting to loans held at carrying value acquired in periods prior to the second quarter of 2021.

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

The Company’s residential whole loans are primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”), (iii) short-term business purpose loans collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to moderately rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans”) (collectively with Single-family transitional loans, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iv) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans” and, collectively with Transitional loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL loans”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans,” which are included in “Other loans”). Residential whole loans are initially recorded at their purchase price (or amount funded for originated loans). Interest income is accrued based on each loan’s current interest-bearing balance and current interest rate. Interest income on loans acquired at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related servicing costs.

For loans acquired prior to the second quarter of 2021 for which the fair value option was not elected, an allowance for credit losses is recorded at acquisition, and maintained on an ongoing basis, for all credit losses expected over the life of the respective loan. Any required credit loss allowance would reduce the net carrying value of the loan with a corresponding charge to earnings, and may increase or decrease over time. Significant judgments are required in determining any allowance for credit loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower.

Income recognition is suspended, and interest accruals are reversed against income, for loans at the earlier of the date on which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful (i.e., such loans are placed on nonaccrual status). For nonaccrual loans, interest income is recorded when interest payments are received. Interest accruals are resumed when the loan becomes contractually current. A loan is written off when it is no longer realizable and/or it is legally discharged.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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

Certain Legacy RPL/NPL loans acquired by the Company for which the Company did not elect the fair value option are accounted for as credit deteriorated, as they have experienced a deterioration in credit quality since origination and prior to our purchase and were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of these loans have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. Consequently, these loans generally have a higher likelihood of default than newly originated mortgage loans with loan-to-value ratios (“LTVs”) of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Loans considered credit deteriorated are initially recorded at their purchase price on a net basis, after establishing an initial allowance for credit losses (their initial cost basis is equal to their purchase price plus the initial allowance for credit losses). Subsequent to acquisition, the gross recorded amount for these loans reflects the initial cost basis, plus accretion/amortization of interest income, less principal and interest cash flows received. These credit deteriorated loans are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded cost basis reduced by any allowance for credit losses. Interest income on such loans purchased is recorded each period based on the contractual coupon net of accretion/amortization of the difference between their cost basis and unpaid principal balance (“UPB”), subject to the Company’s nonaccrual policy.

Loans Held-for-Sale

For loans for which the fair value option was not elected, once a decision has been made to sell loans previously classified as held for investment, such loans are considered held-for-sale and are carried at the lower of cost or fair value.

Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition or origination. The Company generally considers accounting for these loans at fair value to be more reflective of the expected pattern of returns from these loans under current economic conditions. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from third-parties that specialize in providing valuations of residential mortgage loans and trading activity observed in the marketplace. Subsequent changes in fair value are reported in current period earnings and presented in Net (loss)/gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
JUNE 30, 2024
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

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $289.4 million and $318.0 million, respectively. At June 30, 2024 and December 31, 2023, the Company had $148.7 million and $151.3 million, respectively, of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, Swaps, consolidated securitization trusts and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements, Swap counterparties and/or trust obligations or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements, Swaps and/or securitizations.  The Company had aggregate restricted cash of $252.0 million and $170.2 million at June 30, 2024 and December 31, 2023, respectively (see Notes 5(e), 6 and 13).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(f)  Goodwill & Intangible Assets

At June 30, 2024 and December 31, 2023, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $6.4 million and $8.0 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through June 30, 2024, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

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
JUNE 30, 2024
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

The Company has elected the fair value option on certain of its financing agreements. These agreements are reported at their fair value, with changes in fair value being recorded in earnings each period (or OCI, to the extent the change results from a change in instrument specific credit risk), as further detailed in Note 6. Interest expense on such financing agreements is recorded based on the current stated interest rate and outstanding principal balance in effect for the related agreement.

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
(l)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and an estimate of other securities that participate in dividends, if any, to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and estimated securities that participate in dividends based on their respective weighted-average shares outstanding for the period. In calculating basic EPS, no adjustment is made to income available to common stockholders for forfeitable dividends or dividend equivalents. For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of RSUs outstanding that are unvested and have dividends that are subject to forfeiture, using the treasury stock method.  Under the

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments (if any), are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  In addition, the Company’s 6.25% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”) were included in the calculation of diluted EPS if the assumed conversion into common shares was dilutive, using the “if-converted” method until their maturity and repayment in full. This calculation involved adding back the periodic interest expense associated with the Convertible Senior Notes to the numerator and by adding the shares that would have been issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS (see Note 11).

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
JUNE 30, 2024
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

(r) Contingencies

Lima One has reached agreement, or is in the process of reaching agreement, on certain state and local governmental incentives, in connection with its agreement to lease new office space for its headquarters in Greenville, SC based on certain anticipated capital expenditures and anticipated job creation. These incentives are generally recognized when there is reasonable assurance that the incentive will be received and that the Company will comply with the conditions specified in the related agreement. These incentives have commitment terms of up to ten years and may be subject to clawback if the commitments are not fulfilled. No material amounts related to any incentives have been recognized through June 30, 2024.
(s)  New Accounting Standards and Interpretations

As of June 30, 2024, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at June 30, 2024 and December 31, 2023 are approximately $9.2 billion and $9.0 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for loans that were 60 or more days delinquent at purchase.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at June 30, 2024 and December 31, 2023:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Business purpose loans:
Single-family transitional loans (1)	$27,857	$35,467	$1,190,699	$1,157,732	$1,218,556	$1,193,199
Multifamily transitional loans	—	—	1,155,198	1,168,297	1,155,198	1,168,297
Single-family rental loans (2)	129,471	172,213	1,514,219	1,462,583	1,643,690	1,634,796
Total Business purpose loans	$157,328	$207,680	$3,860,116	$3,788,612	$4,017,444	$3,996,292
Non-QM loans	791,746	843,884	3,203,845	2,961,693	3,995,591	3,805,577
Legacy RPL/NPL loans	477,826	498,671	655,230	705,424	1,133,056	1,204,095
Other loans	—	—	53,416	55,779	53,416	55,779
Allowance for Credit Losses	(13,271)	(20,451)	—	—	(13,271)	(20,451)
Total Residential whole loans	$1,413,629	$1,529,784	$7,772,607	$7,511,508	$9,186,236	$9,041,292
Number of loans	5,973	6,326	19,848	19,075	25,821	25,401
(1)Includes $476.9 million and $471.1 million of loans collateralized by new construction projects at origination as of June 30, 2024 and December 31, 2023, respectively.
(2) As of June 30, 2024, no loans were held-for-sale and as of December 31, 2023, $13.6 million of held-for sale loans were included in the carrying value. For the three months ended March 31, 2024, the Company recorded a $0.5 million gain on these loans resulting from their sale. There were no gains on held-for-sale loans for the three months ended June 30, 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
The following tables presents additional information regarding the Company’s Residential whole loans:

June 30, 2024

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB				60+ Days Past Due %
(Dollars In Thousands)									Past Due Days
								Current	30-59	60-89	90+
Business purpose loans:
Single-family transitional (4)	$1,217,255	$1,217,599	$1,226,736	10.39%	6	67%	748	$1,100,554	$20,416	$8,837	$96,929	8.6%
Multifamily transitional (4)	1,155,198	1,155,198	1,184,613	8.87%	11	66%	748	1,097,323	33,188	15,544	38,558	4.6%
Single-family rental	1,643,081	1,642,760	1,712,879	6.62%	330	69%	739	1,637,918	12,197	4,627	58,137	3.7%
Total business purpose loans	$4,015,534	$4,015,557	$4,124,228	8.39%		68%		$3,835,795	$65,801	$29,008	$193,624	5.4%
Non-QM loans	3,994,236	3,949,676	4,183,917	6.16%	341	64%	735	3,975,323	82,676	34,121	91,797	3.0%
Legacy RPL/NPL loans	1,123,050	1,140,736	1,284,232	5.12%	257	56%	647	874,319	134,000	43,974	231,939	21.5%
Other loans	53,416	53,416	65,671	3.44%	326	66%	758	65,671	—	—	—	—%
Residential whole loans, total or weighted average	$9,186,236	$9,159,385	$9,658,048	6.98%		64%		$8,751,108	$282,477	$107,103	$517,360	6.5%

December 31, 2023

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB				60+ Days Past Due %
(Dollars In Thousands)									Past Due Days
								Current	30-59	60-89	90+
Business purpose loans:
Single-family transitional (4)	$1,190,612	$1,191,715	$1,197,346	10.01%	7	66%	747	$1,070,759	$27,246	$17,004	$82,337	8.3%
Multifamily transitional (4)	1,168,297	1,168,297	1,170,775	8.41%	14	63%	747	1,116,402	33,778	9,614	10,981	1.8%
Single-family rental	1,630,442	1,628,734	1,729,923	6.30%	320	70%	738	1,636,810	12,543	12,314	68,256	4.7%
Total business purpose loans	$3,989,351	$3,988,746	$4,098,044	7.99%		67%		$3,823,971	$73,567	$38,932	$161,574	4.9%
Non-QM loans (5)	3,700,052	3,644,261	3,934,798	5.78%	344	65%	735	3,732,327	98,017	29,587	74,867	2.7%
Legacy RPL/NPL loans	1,192,457	1,213,199	1,355,280	5.03%	262	59%	648	896,587	142,240	44,609	271,844	23.3%
Other loans	55,779	55,779	66,830	3.44%	332	66%	758	65,094	1,508	—	228	0.3%
Residential whole loans, total or weighted average	$8,937,639	$8,901,985	$9,454,952	6.04%		65%		$8,517,979	$315,332	$113,128	$508,513	6.6%
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
(3)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.
(4)For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $467.2 million and $332.5 million at June 30, 2024 and December 31, 2023, respectively, and certain Multifamily transitional loans, totaling $498.7 million and $218.8 million at June 30, 2024 and December 31, 2023, respectively, an after repaired valuation was not available. For these loans, the weighted average LTV is calculated based on the current unpaid principal balance and the as-is value of the collateral securing the related loan.
(5)Excluded from the table above are approximately $103.7 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2023.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
During the three months ended March 31, 2024, Non-QM and Single-family rental loans with an unpaid principal balance of $171.0 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses, of $21.7 million. Upon sale, the Company reversed $23.7 million of previously recognized unrealized losses, resulting in a net gain of $2.0 million during the first quarter of 2024. During the three months ended June 30, 2024, Residential whole loans with an unpaid principal balance of $12.4 million were sold, realizing gains, before the impact of economic hedging and the reversal of previously recognized unrealized gains, of $0.4 million. Upon sale, the Company reversed $0.2 million of previously recognized unrealized gains, resulting in a net gain of $0.2 million during the second quarter of 2024. No Residential whole loans were sold during the six months ended June 30, 2023.

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential whole loans, at carrying value:

	Six Months Ended June 30, 2024
(In Thousands)	Single-family transitional loans (1)(2)	Single-family rental loans	Non-QM loans	Legacy RPL/NPL loans (3)	Totals
Allowance for credit losses at December 31, 2023	$2,588	$4,355	$1,870	$11,638	$20,451
Current provision/(reversal)	(473)	228	(189)	(26)	(460)
Write-offs	(416)	59	—	(22)	(379)
Allowance for credit losses March 31, 2024	$1,699	$4,642	$1,681	$11,590	$19,612
Current provision/(reversal)	(317)	978	(326)	(1,414)	(1,079)
Write-offs	(81)	(5,011)	—	(170)	(5,262)
Allowance for credit losses at June 30, 2024	$1,301	$609	$1,355	$10,006	$13,271

	Six Months Ended June 30, 2023
(In Thousands)	Single-family transitional loans (1)(2)	Single-family rental loans	Non-QM loans	Legacy RPL/NPL loans (3)	Totals
Allowance for credit losses at December 31, 2022	$5,223	$1,277	$7,359	$21,455	$35,314
Current provision/(reversal)	406	514	(214)	(391)	315
Write-offs	(2,003)	(451)	—	(113)	(2,567)
Allowance for credit losses at March 31, 2023	$3,626	$1,340	$7,145	$20,951	$33,062
Current provision/(reversal)	999	(103)	(233)	(398)	265
Write-offs	(1,785)	—	(206)	(301)	(2,292)
Allowance for credit losses at June 30, 2023	$2,840	$1,237	$6,706	$20,252	$31,035
(1)In connection with Single-family transitional loans at carrying value, the Company had unfunded commitments of $1.7 million and $6.0 million as of June 30, 2024 and 2023, respectively, with an allowance for credit losses of $0 and $44,000 at June 30, 2024 and 2023, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).
(2)Includes $20.4 million and $35.2 million of loans that were assessed for credit losses based on a collateral dependent methodology as of June 30, 2024 and 2023, respectively.
(3)Includes $44.4 million and $55.5 million of loans that were assessed for credit losses based on a collateral dependent methodology as of June 30, 2024 and 2023, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
allowance. Estimates of credit losses under credit losses on financial instruments (“CECL”) are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.
The carrying value of Residential whole loans on nonaccrual status as of June 30, 2024 and December 31, 2023 was $602.0 million and $624.1 million, respectively. During the three and six months ended June 30, 2024, the Company recognized $3.0 million and $6.3 million of interest income on loans on nonaccrual status, including $2.0 million on its portfolio of loans which were non-performing at acquisition. At June 30, 2024 and December 31, 2023, there were approximately $46.7 million and $51.6 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.
During the six months ended June 30, 2024, the Company did not grant any loan modification in its carrying value loan portfolio which gave a borrower a term extension. During the past 12 months, the Company has granted three loan modifications in its carrying value loan portfolio which gave borrowers term extensions. The average increase in weighted average life was twenty-eight months. As of June 30, 2024, the carrying value of these loans was approximately $0.5 million, and three of these modifications were delinquent for 90 or more days.

The following table presents certain additional credit-related information regarding our Residential whole loans, at carrying value:

	Amortized Cost Basis by Origination Year and LTV Bands
(In Thousands)	2024 - 2022	2021	2020	Prior	Total
Business purpose loans
LTV <= 80% (1)	$—	$7,866	$18,446	$123,464	$149,776
LTV > 80% (1)	—	—	3,076	4,476	7,552
Total Business purpose loans	$—	$7,866	$21,522	$127,940	$157,328
Six Months Ended June 30, 2024 Gross write-offs	$—	$13	$(4)	$5,440	$5,449
Non-QM loans
LTV <= 80% (1)	$—	$41,697	$161,594	$575,433	$778,724
LTV > 80% (1)	—	1,381	7,902	3,739	13,022
Total Non-QM loans	$—	$43,078	$169,496	$579,172	$791,746
Six Months Ended June 30, 2024 Gross write-offs	$—	$—	$—	$—	$—
Legacy RPL/NPL loans
LTV <= 80% (1)	$—	$—	$—	$421,253	$421,253
LTV > 80% (1)	—	—	—	56,573	56,573
Total Legacy RPL/NPL loans	$—	$—	$—	$477,826	$477,826
Six Months Ended June 30, 2024 Gross write-offs	$—	$—	$—	$192	$192
Total LTV <= 80% (1)	$—	$49,563	$180,040	$1,120,150	$1,349,753
Total LTV > 80% (1)	—	1,381	10,978	64,788	77,147
Total Residential whole loans, at carrying value	$—	$50,944	$191,018	$1,184,938	$1,426,900
Six Months Ended June 30, 2024 Total Gross write-offs	$—	$13	$(4)	$5,632	$5,641
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $467.2 million at June 30, 2024, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 74% at June 30, 2024. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
The following table presents vintage information regarding our Residential whole loans, at fair value:

	Fair Value by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Total
Single-family transitional loans	$317,005	$618,208	$224,974	$29,773	$398	$341	$1,190,699
Multifamily transitional loans	94,417	548,950	365,969	145,862	—	—	1,155,198
Single-family rental loans	185,993	360,847	573,014	385,268	8,820	277	1,514,219
Non-QM loans	403,689	763,521	633,928	1,366,728	228	35,751	3,203,845
Legacy RPL/NPL loans	—	—	—	—	—	655,230	655,230
Other loans	—	—	—	53,416	—	—	53,416
Total Residential whole loans, at fair value	$1,001,104	$2,291,526	$1,797,885	$1,981,047	$9,446	$691,599	$7,772,607

The following table presents realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO, recognized in Other, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Single-family transitional loans	$(271)	$971	$381	$1,099
Multifamily transitional loans	(80)	—	(107)	—
Single-family rental loans	(567)	117	(1,454)	459
Non-QM loans	87	869	88	861
Legacy RPL/NPL loans	(518)	(1,184)	(899)	(1,735)
Other loans	—	—	—	—
Total Residential whole loans	$(1,349)	$773	$(1,991)	$684

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	June 30, 2024
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Business purpose loans:
Single-family transitional loans	$97,537	$105,766	87%
Multifamily transitional loans	46,377	54,102	69%
Single-family rental loans	48,617	62,764	112%
Total Business purpose loans	$192,531	$222,632
Non-QM loans	122,663	125,918	62%
Legacy RPL/NPL loans	250,125	275,913	64%
Other loans	—	—	—%
Total Residential whole loans	$565,319	$624,463

	December 31, 2023
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Business purpose loans:
Single-family transitional loans	$93,960	$99,341	66%
Multifamily transitional loans	19,812	20,595	63%
Single-family rental loans	65,659	80,570	109%
Total Business purpose loans	$179,431	$200,506
Non-QM loans	102,252	104,454	64%
Legacy RPL/NPL loans	290,928	316,453	69%
Other loans	188	228	73%
Total Residential whole loans	$572,799	$621,641
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
The following tables present the components of interest income on the Company’s Residential whole loans:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(In Thousands)	2024	2023	2024	2023	2024	2023
Business purpose loans:
Single-family transitional loans	$152	$518	$30,090	$18,231	$30,242	$18,749
Multifamily transitional loans	—	—	25,291	13,872	25,291	13,872
Single-family rental loans	2,277	2,880	25,287	20,261	27,564	23,141
Total Business purpose loans	$2,429	$3,398	$80,668	$52,364	$83,097	$55,762
Non-QM loans	11,530	11,646	47,219	33,872	58,749	45,518
Legacy RPL/NPL loans	8,453	9,214	14,893	17,036	23,346	26,250
Other loans	—	—	525	518	525	518
Total Residential whole loans	$22,412	$24,258	$143,305	$103,790	$165,717	$128,048

	Held at Carrying Value		Held at Fair Value		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023	2024	2023
Business purpose loans:
Single-family transitional loans	$393	$1,138	$57,867	$33,923	$58,260	$35,061
Multifamily transitional loans	—	—	50,489	25,787	50,489	25,787
Single-family rental loans	4,838	5,859	49,828	38,596	54,666	44,455
Total Business purpose loans	$5,231	$6,997	$158,184	$98,306	$163,415	$105,303
Non-QM loans	22,949	24,320	91,660	65,287	114,609	89,607
Legacy RPL/NPL loans	15,933	17,441	28,383	31,832	44,316	49,273
Other loans	—	—	1,042	3,375	1,042	3,375
Total Residential whole loans	$44,113	$48,758	$279,269	$198,800	$323,382	$247,558
The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Business purpose loans:
Single-family transitional loans	$(5,413)	$304	$(4,121)	$398
Multifamily transitional loans	(24,503)	146	(27,073)	2,073
Single-family rental loans	18,442	(36,381)	17,607	(1,891)
Total Business purpose loans	$(11,474)	$(35,931)	$(13,587)	$580
Non-QM loans	32,107	(87,136)	29,569	1,728
Legacy RPL/NPL loans	(3,621)	(6,733)	(9,921)	(4,502)
Other loans	(582)	(903)	(1,144)	665
Total Residential whole loans	$16,430	$(130,703)	$4,917	$(1,529)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
4.                   Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

The following table presents certain information regarding the composition of our Agency MBS portfolio as of June 30, 2024 and December 31, 2023:
June 30, 2024

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$73,941	100.2%	96.9%	$71,671	15	7.5%
5.50% Coupon	267,221	100.4	98.9	264,251	17	8.6
6.00% Coupon	332,320	100.1	100.6	334,221	8	10.6
6.50% Coupon	30,473	100.4	102.3	31,170	9	11.3
Total	$703,955	100.3%	99.6%	$701,313	12	9.6%
December 31, 2023

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$76,360	100.2%	99.1%	$75,650	9	2.4%
5.50% Coupon	277,885	100.4	100.7	279,851	11	5.2
6.00% Coupon	177,842	100.0	101.7	180,841	7	4.2
6.50% Coupon	22,213	100.1	102.7	22,802	4	1.4
Total	$554,300	100.3%	100.9%	$559,144	9	4.3%
(1) Reflects the average of the 1 month CPR for the number of months the security was held during the most recent 3 month period.

Term Notes Backed by MSR Collateral

At June 30, 2024 and December 31, 2023, the Company had $54.3 million and $79.9 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At June 30, 2024, these term notes had an amortized cost of $49.5 million, gross unrealized gains of approximately $4.8 million, a weighted average yield of 14.5% and a weighted average term to maturity of 1.34 years. At December 31, 2023, the term notes had an amortized cost of $74.2 million, gross unrealized gains of approximately $5.7 million, a weighted average yield of 17.0% and a weighted average term to maturity of 1.84 years. The issuer of the notes had a one-time option to extend the maturity of the notes for an additional two years, subject to satisfaction of certain conditions, which was exercised in October 2023. The coupon stepped up by 0.75% at the time of the extension.
CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. At June 30, 2024 and December 31, 2023, the Company had $84.6 million and $83.2 million, respectively, of CRT securities. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At June 30, 2024, and December 31, 2023, the Company had $23.1 million and $23.8 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency Eligible investor loans.

The following tables present certain information about the Company’s Agency MBS and other Securities, at June 30, 2024 and December 31, 2023:

June 30, 2024

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$703,955	$2,403	$(480)	$—	$705,878	$2,060	$(6,625)	$(4,565)	$701,313
Other Securities (2)(3)(4)	161,988	16,041	(5,587)	(31,514)	140,928	21,476	(428)	21,048	161,976
Total residential mortgage securities (2)(3)(4)	$865,943	$18,444	$(6,067)	$(31,514)	$846,806	$23,536	$(7,053)	$16,483	$863,289

December 31, 2023

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$554,300	$1,824	$(500)	$—	$555,624	$4,355	$(835)	$3,520	$559,144
Other Securities (2)(3)(4)	193,102	19,686	(5,637)	(40,514)	166,637	20,437	(128)	20,309	186,946
Total residential mortgage securities (2)(3)(4)	$747,402	$21,510	$(6,137)	$(40,514)	$722,261	$24,792	$(963)	$23,829	$746,090
(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at June 30, 2024 includes CRT securities with a fair value of $52.0 million for which the fair value option has been elected. Such securities had approximately $3.4 million gross unrealized gains and no gross unrealized losses at June 30, 2024. Amounts disclosed at December 31, 2023 includes CRT securities with a fair value of $51.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $2.3 million and no gross unrealized losses at December 31, 2023.
(4)Amounts disclosed at June 30, 2024 include Non-Agency MBS with a fair value of $23.1 million for which the fair value option had been elected. Such securities had approximately $0.5 million gross unrealized gains and $0.4 million gross unrealized losses at June 30, 2024. Amounts disclosed at December 31, 2023 include Non-Agency MBS with a fair value of $23.8 million for which the fair value option has been elected. Such securities had $0.5 million gross unrealized gains and $0.1 million gross unrealized losses at December 31, 2023.
Sales of Residential Mortgage Securities

During the three and six months ended June 30, 2024, the Company sold MSR-related assets for approximately $29.6 million, realizing gains of $2.7 million. During the three and six months ended June 30, 2023, there were no sales of MSR-related assets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
Impairment and Other Net Gain/(Loss) on Securities and Other Portfolio Investments

The following table present the components of Impairment and other net gain/(loss) on securities and other portfolio investments for the three and six months ended June 30, 2024 and 2023, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Net unrealized gain/(loss) on securities	$(3,186)	$(3,697)	$(7,298)	$(766)
Net realized gain/(loss) from the sale of securities	2,668	—	2,668	—
Impairment of securities	—	—	—	—
Total Impairment and other net gain/(loss) on securities	(518)	(3,697)	(4,630)	(766)
Net unrealized gain/(loss) on other portfolio investments	(2,324)	(872)	(2,988)	(872)
Net realized gain/(loss) on other portfolio investments	—	—	—	—
Total Impairment and other net gain/(loss) on securities and other portfolio investments	$(2,842)	$(4,569)	$(7,618)	$(1,638)
Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities (whose changes in fair value are recorded through OCI) at June 30, 2024.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three and six months ended June 30, 2024 and 2023.
Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities (whose changes in fair value are recorded through OCI) on its AOCI for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$19,526	$20,225	$17,698	$21,341
Unrealized gain/(loss) on securities available-for-sale	784	(6,805)	2,612	(7,921)
Reclassification adjustment for MBS sales included in net income	(2,658)	—	(2,658)	—
Change in AOCI from AFS securities	(1,874)	(6,805)	(46)	(7,921)
Balance at end of period	$17,652	$13,420	$17,652	$13,420

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Agency MBS
Coupon interest	$8,682	$4,471	$16,412	$6,522
Effective yield adjustment (1)(2)	(36)	(45)	(51)	(76)
Interest income	$8,646	$4,426	$16,361	$6,446
Other MBS
Coupon interest	$2,075	$2,025	$4,160	$3,936
Effective yield adjustment (1)(2)	44	28	74	217
Interest income	$2,119	$2,053	$4,234	$4,153
Term notes backed by MSR collateral
Coupon interest	$1,810	$2,100	$3,761	$4,063
Effective yield adjustment (2)	1,054	1,369	2,265	2,594
Interest income	$2,864	$3,469	$6,026	$6,657
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

5.    Other Assets

The following table presents the components of the Company’s Other assets at June 30, 2024 and December 31, 2023:

(In Thousands)	June 30, 2024	December 31, 2023
REO	$108,013	$110,174
Commercial REO	24,788	22,717
Goodwill	61,076	61,076
Intangibles, net (1)	6,400	8,000
Capital contributions made to loan origination partners	18,296	19,780
Commercial loans	44,954	51,426
Interest receivable	106,427	98,924
Other loan related receivables	19,377	24,084
Lease right-of-use asset (2)	36,482	37,819
Other	60,160	63,097
Total Other Assets	$485,973	$497,097
(1) Net of aggregate accumulated amortization of $21.6 million and $20.0 million as of June 30, 2024 and December 31, 2023, respectively.
(2) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(a) Real Estate Owned and Commercial REO

The below table summarizes the aggregate carrying value of REO properties by loan source prior to foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement.

(Dollars In Thousands)	June 30, 2024	December 31, 2023
Business purpose loans	$39,465	$28,328
Non-QM loans	1,717	3,374
Legacy RPL/NPL loans	66,831	78,472
Total	$108,013	$110,174
Number of properties	352	300
At June 30, 2024, $107.9 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $67.6 million of residential whole loans held at carrying value and $304.5 million of residential whole loans held at fair value at June 30, 2024.

The following table presents the activity in the Company’s REO for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars In Thousands)	2024	2023	2024	2023
Balance at beginning of period	$106,185	$121,215	$110,174	$130,605
Adjustments to record at lower of cost or fair value	(2,690)	(1,800)	(3,957)	(2,853)
Transfer from residential whole loans (1)	25,609	28,256	44,951	49,181
Purchases and capital improvements, net	52	118	203	256
Disposals and other (2)	(21,143)	(27,793)	(43,358)	(57,193)
Balance at end of period	$108,013	$119,996	$108,013	$119,996
Number of properties	352	338	352	338
(1)During the three and six months ended June 30, 2024, the Company recognized $(1.2) million and $(2.4) million of gains / (losses), respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO. During the three and six months ended June 30, 2023, the Company recognized $1.2 million and $1.3 million of gains / (losses), respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO.
(2)During the three and six months ended June 30, 2024, the Company sold 63 and 136 REO properties for consideration of $25.6 million and $49.8 million, realizing net gains of approximately $4.5 million and $6.5 million, respectively. During the three and six months ended June 30, 2023, the Company sold 95 and 194 REO properties for consideration of $31.7 million and $65.5 million, realizing net gains of approximately $4.0 million and $9.0 million, respectively. These amounts are included in Other Income/(Loss), net on the Company’s consolidated statements of operations.

Commercial REO

In December 2023, the Company received a 75% interest in an entity which owns a newly constructed industrial property as part of the negotiated settlement of a delinquent commercial mortgage loan. The entity was determined to be a VIE but the Company was not determined to be the primary beneficiary; as a result, the investment in the entity is considered an equity method investment. During the three and six months ended June 30, 2024, the Company recorded a $0.2 million and $0.7 million loss, respectively, based on updated valuations of the property, which the Company entered into an agreement to sell in May 2024. The entity accounts for this commercial REO similarly to the manner in which the Company accounts for its residential REO. The entity does not own any other significant assets or carry any significant liabilities and the property is currently vacant and considered held-for-sale.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One. In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million.
The amortization period for each of the finite lived intangible assets and the activity for the six months ended June 30, 2024 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2023	Amortization Six Months Ended June 30, 2024	Carrying Value at June 30, 2024	Amortization Period (Years) (1)
Trademarks / Trade Names	$3,000	$(200)	$2,800	10
Customer Relationships	3,000	(1,000)	2,000	4
Internally Developed Software	2,000	(400)	1,600	5
Total Identified Intangibles	$8,000	$(1,600)	$6,400
(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.
(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At June 30, 2024, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $18.3 million, including $3.2 million of common equity (including partnership interests) and $15.1 million of preferred equity.

During the six months ended June 30, 2024 and 2023, there were no impairment charges recorded by the Company on its investments in loan origination partners.

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
(d) Commercial Mortgage Loans

The Company owns a portfolio of participations in commercial mortgage bridge loans, which are accounted for at fair value under the fair value option, and are classified as Level 3 fair value measurements in the fair value hierarchy. The participations range from 49% to 75% of the total UPB of the related loans; the remaining interest in each loan was retained by the originator of such loan. The commercial mortgage loans are predominantly collateralized by multifamily properties; the collateral also includes one senior living property and one office property. The commercial mortgage loans are generally first liens and bear variable interest rates. The Company received an interest in one of the underlying properties in the fourth quarter of 2023, as further described above under “Commercial REO.”
The following table presents certain additional information about the Company’s commercial mortgage loans as of June 30, 2024 and December 31, 2023:

(Dollars In Thousands)	Fair Value / Carrying Value	UPB	Weighted Average Coupon	Weighted Average Term to Maturity (Months)	UPB 60+ Days Delinquent	Weighted Average LTV Ratio
Commercial Loans - June 30, 2024	$44,954	$46,633	13.29%	1	$39,227	65%
Commercial Loans - December 31, 2023	$51,426	$51,602	13.18%	2	$3,521	66%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(e) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At June 30, 2024, none of the Company’s Swaps were designated as hedges for accounting purposes.

Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero.

The following table presents the assets pledged as collateral against the Company’s Swaps:

(In Thousands)	June 30, 2024	December 31, 2023
Agency MBS, at fair value	$47,932	$41,179
Restricted Cash	5,741	22,880

At June 30, 2024, the Company had Swaps with an aggregate notional amount of $3.3 billion and an average maturity of approximately 35 months with a maximum term of approximately 120 months. The following table presents information about the Company’s Swaps at June 30, 2024, and December 31, 2023:

	June 30, 2024			December 31, 2023
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Over 30 days to 3 months	$—	—%	—%	$100,000	1.49%	5.38%
Over 3 months to 6 months	450,010	0.90	5.33	—	—	—
Over 6 months to 12 months	675,000	1.52	5.33	450,010	0.90	5.38
Over 12 months to 24 months	—	—	—	675,000	1.52	5.38
Over 24 months to 36 months	1,425,000	1.53	5.33	450,000	1.12	5.38
Over 36 months to 48 months	—	—	—	975,000	1.73	5.38
Over 48 months to 60 months	353,600	3.11	5.33	24,600	4.28	5.38
Over 60 months to 72 months	—	—	—	310,000	2.95	5.38
Over 72 months	374,650	4.24	5.33	292,650	4.32	5.38
Total Swaps	$3,278,260	1.92%	5.33%	$3,277,260	1.85%	5.38%
(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented. This rate adjusts daily based on SOFR.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
Impact of Derivative Instruments on Earnings

The following table present the components of Net gain/(loss) on derivatives used for risk management purposes, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Income on swap variable receive leg	$44,132	$37,784	$88,309	$71,635
Expense on swap fixed pay leg	(15,199)	(11,819)	(30,284)	(23,853)
Unrealized mark-to-market gain/(loss)	(10,237)	37,018	12,945	(3,729)
Net price alignment expense on margin collateral received	(2,609)	(2,532)	(4,942)	(4,810)
Total Net gain/(loss) on derivatives used for risk management purposes	$16,087	$60,451	$66,028	$39,243

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
6.      Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at June 30, 2024 and December 31, 2023:

	June 30, 2024
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,999,166	$1,998,352	7.44%	12.4
Agreements with mark-to-market collateral provisions	Securities	730,844	730,844	5.74%	0.2
Total Agreements with mark-to-market collateral provisions		2,730,010	2,729,196	7.00%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	932,031	931,146	7.95%	14.9
Securitized debt	Residential whole loans	5,158,481	5,047,613	4.80%	See Note 14
Convertible senior notes	Unsecured	—	—	6.64%
8.875% Senior Notes due 2029	Unsecured	115,000	110,912	9.84%	55.6
9.00% Senior Notes due 2029	Unsecured	75,000	72,175	9.96%	61.5
Impact of net Swap carry				(1.27)%
Total Financing agreements (2)		$9,010,522	$8,891,042	4.63%

	December 31, 2023
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,738,543	$1,737,651	7.50%	11.8
Agreements with mark-to-market collateral provisions	Securities	622,603	622,603	5.81%	0.2
Total Agreements with mark-to-market collateral provisions		2,361,146	2,360,254	7.09%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	1,217,671	1,216,697	7.94%	20.6
Securitized debt	Residential whole loans	4,894,746	4,750,805	4.37%	See Note 14
Convertible senior notes	Unsecured	209,589	208,989	6.94%	5.5
Impact of net Swap carry				(1.40)%
Total Financing agreements (2)		$8,683,152	$8,536,745	4.33%
(1)The Company has both financing agreements held at fair value and financing agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At June 30, 2024, the Company had $290.2 million of agreements with mark-to-market collateral provisions held at fair value, $377.3 million of agreements with non-mark-to-market collateral provisions held at fair value, and $4.4 billion of securitized debt held at fair value, with amortized cost bases of $290.2 million, $377.3 million, and $4.5 billion, respectively. At December 31, 2023, the Company had $178.9 million of agreements with mark-to-market collateral provisions held at fair value, $469.4 million of agreements with non-mark-to-market collateral provisions held at fair value, and $4.0 billion of securitized debt held at fair value, with amortized cost bases of $178.9 million, $469.4 million, and $4.1 billion, respectively.
(2)Weighted average cost of funding reflects annualized quarter-to-date interest expense (inclusive of the amortization of deferred financing costs) divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on the Company’s Swaps. For the three months ended June 30, 2024, this decreased the overall funding cost by 127 basis points, and for the three months ended December 31, 2023, this decreased the overall funding cost by 140 basis points. The Company does not allocate the impact of the net carry by type of financing agreement.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of June 30, 2024
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential whole loans	$419,116	$59,396	$379,962	$1,140,692	$1,999,166
Agreements with mark-to-market collateral provisions	Securities	730,844	—	—	—	730,844
Total Agreements with mark-to-market collateral provisions		1,149,960	59,396	379,962	1,140,692	2,730,010
Agreements with non-mark-to-market collateral provisions	Residential whole loans	53,815	17,771	—	860,445	932,031
(1)$1.1 billion of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an Agreement with mark-market collateral provisions with $356.4 million outstanding. The longest maturity date is approximately 27 months.

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at June 30, 2024 and December 31, 2023:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Mark-to-market financing agreements secured by residential whole loans (1)	$1,972,521	$1,712,489
Fair value of residential whole loans pledged as collateral under financing agreements	$2,490,015	$2,204,239
Weighted average haircut on residential whole loans (2)	20.45%	20.90%
Mark-to-market financing agreements secured by securities at fair value	$730,844	$622,603
Securities at fair value pledged as collateral under financing agreements	$790,965	$689,818
Weighted average haircut on securities at fair value (2)	6.86%	8.07%
Mark-to-market financing agreements secured by real estate owned	$25,831	$25,163
Fair value of real estate owned pledged as collateral under financing agreements	$48,945	$50,365
Weighted average haircut on real estate owned (2)	45.95%	49.39%
(1)Includes an aggregate of $381.1 million and $327.2 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $505.2 million and $465.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of June 30, 2024 and December 31, 2023, respectively.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at June 30, 2024 and December 31, 2023:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Non-mark-to-market financing secured by residential whole loans	$931,146	$1,216,697
Fair value of residential whole loans pledged as collateral under financing agreements	$1,165,089	$1,510,146
Weighted average haircut on residential whole loans	19.75%	17.65%
Non-mark-to-market financing secured by real estate owned	$—	$—
Fair value of real estate owned pledged as collateral under financing agreements	$—	$—
Weighted average haircut on real estate owned	—%	—%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements including securitized debt, of $58.4 million and $19.0 million at June 30, 2024 and December 31, 2023, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,662,041	7.17%	$3,578,816	7.36%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$3,662,041	7.17%	$3,578,816	7.36%

(a) Other Information on Financing Agreements

Convertible Senior Notes

On June 3, 2019, the Company issued $230.0 million in aggregate principal amount of its Convertible Senior Notes in an underwritten public offering, including an additional $30.0 million issued pursuant to the exercise of the underwriters’ option to purchase additional Convertible Senior Notes. The total net proceeds the Company received from the offering were approximately $223.3 million, after deducting offering expenses and the underwriting discount.  The Convertible Senior Notes bore interest at a fixed rate of 6.25% per year. The Convertible Senior Notes were convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date into shares of the Company’s common stock based on a conversion rate of 31.4346 shares (which reflected an adjustment resulting from the Company’s Reverse Stock Split) of the Company’s common stock for each $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $31.81 per share of common stock. The Convertible Senior Notes had an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 6.94%. During the three months ended June 30, 2024, the Convertible Senior Notes matured and the Company repaid the amount in full.

In February 2023, the Company’s Board authorized a repurchase program for its Convertible Senior Notes pursuant to which it could have repurchased up to $100 million of its Convertible Senior Notes. During the three months ended March 31, 2024, the Company repurchased $39.9 million principal amount of its Convertible Senior Notes for $39.8 million and recorded a loss of $0.1 million to Other Income/(Loss), net on the consolidated statement of operations. During the year ended December 31, 2023, the Company repurchased $20.4 million principal amount of the Convertible Senior Notes for $20.2 million and recorded a gain of $0.1 million to Other Income/(Loss), net on the consolidated statement of operations.

The Convertible Senior Notes were the Company’s senior unsecured obligations and were (i) effectively junior to all of the Company’s secured indebtedness, which includes the Company’s repurchase agreements and other financing arrangements, to the extent of the value of the collateral securing such indebtedness and (ii) equal in right of payment to the Company’s existing and future senior unsecured obligations, if any.

8.875% Senior Notes due 2029 (“8.875% Senior Notes”)

On January 11, 2024, the Company completed the issuance of $115.0 million in aggregate principal amount of its 8.875% Senior Notes in an underwritten public offering, including $15.0 million issued pursuant to the exercise of the underwriters’ option to purchase additional 8.875% Senior Notes. The 8.875% Senior Notes are senior unsecured obligations of the Company and bear interest at a rate equal to 8.875% per year, payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on May 15, 2024, and are expected to mature on February 15, 2029, unless earlier redeemed. The Company may redeem the 8.875% Senior Notes in whole or in part at any time at the Company’s option on or after February 15, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 8.875% Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The total net proceeds to the Company from the offering of the 8.875% Senior Notes, after deducting the underwriter’s discount and commissions and offering

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
expenses, were approximately $110.6 million. The 8.875% Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 9.83%.

9.00% Senior Notes due 2029 (“9.00% Senior Notes”)

On April 17, 2024, the Company completed the issuance of $75.0 million in aggregate principal amount of its 9.00% Senior Notes in an underwritten public offering. The 9.00% Senior Notes are senior unsecured obligations of the Company and bear interest at a rate equal to 9.00% per year, payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on August 15, 2024, and are expected to mature on August 15, 2029, unless earlier redeemed. The Company may redeem the 9.00% Senior Notes in whole or in part at any time at the Company’s option on or after August 15, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 9.00% Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The total net proceeds to the Company from the offering of the 9.00% Senior Notes, after deducting the underwriter’s discount and commissions and estimated offering expenses, were approximately $72.0 million. The 9.00% Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 9.94%.

Both the 8.875% Senior Notes and the 9.00% Senior Notes are the Company’s senior unsecured obligations and are (i) effectively junior to all of the Company’s secured indebtedness, which includes the Company’s repurchase agreements and other financing arrangements, to the extent of the value of the collateral securing such indebtedness and (ii) equal in right of payment to each other and to the Company’s existing and future senior unsecured obligations, if any.

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 14 and 14 counterparties at June 30, 2024 and December 31, 2023, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2024:

	June 30, 2024
Counterparty	Amount at Risk (1)	Weighted Average Months to Maturity	Percent of Stockholders’ Equity
(Dollars in Thousands)
Wells Fargo	303,437	15.7	16.11%
Barclays	152,786	10.1	8.11
Churchill Finance LLC	99,426	14.5	5.28
(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1) (2)	Total
Assets:
Residential whole loans	5,968,917	$1,164,586	$1,984,335	$9,117,838
Securities, at fair value	—	—	790,965	790,965
Other assets: REO	10,250	—	42,598	52,848
Total	5,979,167	$1,164,586	$2,817,898	$9,961,651

	December 31, 2023
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1) (2)	Total
Assets:
Residential whole loans	5,696,729	$1,513,904	$1,733,674	$8,944,307
Securities, at fair value	—	—	689,818	689,818
Other assets: REO	33,334	—	43,295	76,629
Total	5,730,063	$1,513,904	$2,466,787	$9,710,754
(1)An aggregate of $36.5 million and $36.4 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financing agreements had also been pledged as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes an aggregate of $381.1 million and $327.2 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $505.2 million and $465.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of June 30, 2024 and December 31, 2023, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at June 30, 2024 and December 31, 2023:

(In Thousands)	June 30, 2024	December 31, 2023
Payable for unsettled investment purchases	$—	$103,654
Dividends and dividend equivalents payable	36,048	35,789
Lease liability	42,148	43,576
Accrued interest payable	33,089	30,834
Accrued expenses and other	191,356	122,177
Total Other Liabilities	$302,641	$336,030
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2024, December 31, 2023 or June 30, 2023. As of the date of this filing, the Company’s tax returns for tax years 2020 through 2022 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at June 30, 2024 and December 31, 2023 are presented in the following table:

(In Thousands)	June 30, 2024	December 31, 2023
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$86,277	$91,113
Unrealized mark-to-market, impairments and loss provisions	17,449	16,170
Other realized / unrealized treatment differences	(33,617)	(34,923)
Total deferred tax assets	70,109	72,360
Less: valuation allowance	(70,109)	(72,360)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at June 30, 2024 is dependent on several factors, including generating sufficient taxable income to utilize net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

No net deferred tax benefit was recorded by the Company for the three and six months ended June 30, 2024 and 2023, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At June 30, 2024, the Company’s federal NOL carryforward from prior years was $356.6 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The following table summarizes the Company’s income tax provision/(benefit) primarily recorded at the Company’s domestic TRS entities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Current provision/(benefit)
Federal	$270	$(286)	$692	$(420)
State	76	(71)	187	(125)
Total current provision/(benefit)	346	(357)	879	(545)
Deferred provision/(benefit)
Federal	—	—	399	589
State	—	—	117	155
Total deferred provision/(benefit)	—	—	516	744
Total provision/(benefit)	$346	$(357)	$1,395	$199

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023
Federal statutory rate	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	(17.6)%	(32.6)%
Other differences in taxable income/(loss) from GAAP	9.0%	23.0%
State and local taxes	(0.1)%	—%
Change in valuation allowance on DTAs	(10.6)%	(11.0)%
Effective tax rate	1.7%	0.4%
9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the three months ended June 30, 2024 and 2023, the Company recorded an expense in connection with this lease of approximately $1.5 million and $1.5 million, respectively, and for the six months ended June 30, 2024 and 2023, $2.8 million and $2.7 million, respectively. The original term specified in this lease is approximately fifteen years with a termination date of December 2036 and an option to renew for an additional five years.

At June 30, 2024, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) regarding the Company’s lease commitments were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2024 (1)	$3,028
2025	5,212
2026	4,839
2027	5,119
2028	5,055
Thereafter	41,944
Total	$65,197
Present Value Discount	(23,049)
Total Lease Liability (Note 7)	$42,148
(1) Reflects contractual minimum rental payments due for the period from July 1, 2024 through December 31, 2024.

Additionally, in June 2023, Lima One executed a lease agreement on new office space in Greenville, South Carolina for a thirteen-year term. The Company expects the average annual lease rental expense to be approximately $3.2 million. Lima One currently expects to relocate to the space in the latter half of 2025. The agreement can be terminated by the Company if vertical construction of the building has not commenced by September 1, 2024.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of June 30, 2024, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(c) Loan Commitments

At June 30, 2024, the Company had unfunded commitments in connection with its Single-family and Multifamily transitional loans of $412.3 million and $82.8 million, respectively (see Note 3). These commitments are subject to certain conditions that the respective borrowers must meet before funding is required. In addition, from time to time, Lima One makes short-term commitments to originate mortgage loans; such commitments were not significant at June 30, 2024.
(d) Guarantee

In connection with one of its investments in a loan origination partner, the Company has guaranteed up to $42.5 million of such investee’s warehouse financing. As of June 30, 2024, the Company has not recorded a liability in connection with this guarantee.
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
The Series B Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least 66.67% of the outstanding shares of Series B Preferred Stock.

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2023 through June 30, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 21, 2024	June 5, 2024	June 28, 2024	$0.46875
February 20, 2024	March 5, 2024	March 28, 2024	0.46875
November 21, 2023	December 4, 2023	December 29, 2023	0.46875
August 17, 2023	September 5, 2023	September 29, 2023	0.46875
May 22, 2023	June 5, 2023	June 30, 2023	0.46875
February 21, 2023	March 6, 2023	March 31, 2023	0.46875
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
The Company’s Series C Preferred Stock is entitled to receive dividends (i) from and including the original issue date to, but excluding, March 31, 2025, at a fixed rate of 6.50% per year on the $25.00 liquidation preference and (ii) from and including March 31, 2025, at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 5.345% per year of the $25.00 per share liquidation preference before the Company’s common stock is paid any dividends, and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. In light of the discontinuance of the publication of three-month LIBOR after June 2023 and pursuant to the Adjustable Interest Rate (LIBOR) Act and the Federal Reserve’s final rules promulgated thereunder, the three-month CME Term SOFR (Secured Overnight Financing Rate) has replaced three-month LIBOR as the successor base rate. Dividends on the Series C Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series C Preferred Stock is not redeemable by the Company prior to March 31, 2025, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and upon the occurrence of certain specified change in control transactions. On or after March 31, 2025, the Company may, at its option, subject to certain procedural requirements, redeem any or all of the shares of the Series C Preferred Stock for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date.

The Series C Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series C Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series C Preferred Stock cannot be made without the affirmative vote of holders of at least 66.67% of the outstanding shares of Series C Preferred Stock.

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2023 through June 30, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 21, 2024	June 5, 2024	June 28, 2024	$0.40625
February 20, 2024	March 5, 2024	March 28, 2024	0.40625
November 21, 2023	December 4, 2023	December 29, 2023	0.40625
August 17, 2023	September 5, 2023	September 29, 2023	0.40625
May 22, 2023	June 5, 2023	June 30, 2023	0.40625
February 21, 2023	March 6, 2023	March 31, 2023	0.40625
(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2023 through June 30, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share
June 11, 2024	June 28, 2024	July 31, 2024	$0.35	(1)
March 7, 2024	March 28, 2024	April 30, 2024	0.35
December 13, 2023	December 29, 2023	January 31, 2024	0.35
September 20, 2023	October 2, 2023	October 31, 2023	0.35
June 15, 2023	June 30, 2023	July 31, 2023	0.35
March 10, 2023	March 31, 2023	April 28, 2023	0.35
(1) At June 30, 2024, the Company had accrued dividends and dividend equivalents payable of $36.0 million related to the common stock dividend declared on June 11, 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 27, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and registered an aggregate of 2.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments. At June 30, 2024, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

The Company did not issue any shares pursuant to its DRSPP during the six months ended June 30, 2024. From the inception of the DRSPP in September 2003 through June 30, 2024, the Company issued 8,848,219 shares pursuant to the DRSPP, raising net proceeds of $290.8 million.
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

The Company did not sell any shares of common stock through the ATM Program during the six months ended June 30, 2024.

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

The Company did not repurchase any shares of its common stock during the six months ended June 30, 2024 and 2023. At June 30, 2024, $200 million remained available under the current authorization for the purchase of the Company’s common stock under the stock repurchase program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(f) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$19,526	$—	$19,526	$17,698	$—	$17,698
OCI before reclassifications	784	—	784	2,612	—	2,612
Amounts reclassified from AOCI	(2,658)	—	(2,658)	(2,658)	—	(2,658)
Net OCI during the period (2)	(1,874)	—	(1,874)	(46)	—	(46)
Balance at end of period	$17,652	$—	$17,652	$17,652	$—	$17,652
(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2) For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$20,225	$—	$20,225	$21,341	$—	$21,341
OCI before reclassifications	(6,805)	—	(6,805)	(7,921)	—	(7,921)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net OCI during the period (2)	(6,805)	—	(6,805)	(7,921)	—	(7,921)
Balance at end of period	$13,420	$—	$13,420	$13,420	$—	$13,420
(1)  Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
11.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2024	2023	2024	2023
Basic Earnings/(Loss) per Share:
Net income/(loss)	$41,946	$(25,928)	$65,159	$46,856
Dividends declared on preferred stock	(8,218)	(8,218)	(16,437)	(16,437)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(114)	—	(281)	—
Net income/(loss) available to common stockholders - basic	$33,614	$(34,146)	$48,441	$30,419
Basic weighted average common shares outstanding	103,446	102,186	103,310	102,170
Basic Income/(Loss) per Share	$0.32	$(0.34)	$0.47	$0.30
Diluted Earnings/(Loss) per Share:
Net income/(loss) available to common stockholders - basic	$33,614	$(34,146)	$48,441	$30,419
Interest expense on Convertible Senior Notes	—	—	—	—
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	—	—	—
Net income/(loss) available to common stockholders - diluted	$33,614	$(34,146)	$48,441	$30,419
Basic weighted average common shares outstanding	103,446	102,186	103,310	102,170
Effect of assumed conversion of Convertible Senior Notes to common shares	—	—	—	—
Unvested and vested restricted stock units	1,730	—	1,643	1,771
Diluted weighted average common shares outstanding (1)	105,176	102,186	104,953	103,941
Diluted Income/(Loss) per Share	$0.32	$(0.34)	$0.46	$0.29
(1)At June 30, 2024, the Company had approximately 341,000 equity instruments outstanding that were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2024, respectively as they were determined to be anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $11.20. These equity instruments may have a dilutive impact on future EPS.
During the six months ended June 30, 2024, the Convertible Senior Notes were determined to be anti-dilutive and were excluded from the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) are included in the denominator for the purpose of calculating diluted EPS.
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

Subject to certain exceptions, stock-based awards relating to a maximum of 8.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At June 30, 2024, approximately 3.9 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 6, 2033.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of June 30, 2024 are designated to be settled in shares of the Company’s common stock.  The Company granted 94,333 and 1,349,819 RSUs during the three and six months ended June 30, 2024, respectively, and granted 90,388 and 1,608,063 RSUs during the three and six months ended June 30, 2023, respectively. There were 11,985 and 267,875 RSUs forfeited during the three and six months ended June 30, 2024, respectively, and 27,413 and 204,574 RSUs forfeited during the three and six months ended June 30, 2023, respectively. There were 129,949 and 58,505 RSUs surrendered to satisfy tax obligations during the six months ended June 30, 2024 and 2023, respectively. All holders of RSUs outstanding at June 30, 2024 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time of settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled.  At June 30, 2024 and December 31, 2023, the Company had unrecognized compensation expense of $12.7 million and $9.2 million, respectively, related to RSUs.  The unrecognized compensation expense at June 30, 2024, is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the six months ended June 30, 2024 and 2023. At June 30, 2024, the Company did not have any shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $0.3 million and $1.7 million during the three and six months ended June 30, 2024, respectively, and approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2023, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the six months ended June 30, 2024 and 2023.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
RSUs	$3,899	$3,932	$10,142	$6,952
Total	$3,899	$3,932	$10,142	$6,952

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
JUNE 30, 2024
period, based on the value of the stock units at that time.  The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act of 1974 and, as such, are not funded.  Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses (reversal) related to its Deferred Plans for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Non-employee directors	$(92)	$305	$14	$414
Total	$(92)	$305	$14	$414

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2024 and December 31, 2023 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,644	$2,446	$2,611	$2,404
Total	$2,644	$2,446	$2,611	$2,404
(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2024 and December 31, 2023, which had not been distributed through such respective date.

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
JUNE 30, 2024
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
JUNE 30, 2024
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at June 30, 2024

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$53,416	$7,719,191	$7,772,607
Securities, at fair value	—	863,289	—	863,289
Total assets carried at fair value	$—	$916,705	$7,719,191	$8,635,896
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$377,252	$377,252
Agreements with mark-to-market collateral provisions	—	—	290,228	290,228
Securitized debt	—	4,414,701	—	4,414,701
Total liabilities carried at fair value	$—	$4,414,701	$667,480	$5,082,181

Fair Value at December 31, 2023

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$55,779	$7,455,729	$7,511,508
Securities, at fair value	—	746,090	—	746,090
Total assets carried at fair value	$—	$801,869	$7,455,729	$8,257,598
Liabilities:
Agreements with non-mark-to-market collateral provisions	—	—	469,424	469,424
Agreements with mark-to-market collateral provisions	—	—	178,864	178,864
Securitized debt	—	3,985,372	—	3,985,372
Total liabilities carried at fair value	$—	$3,985,372	$648,288	$4,633,660

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and six months ended June 30, 2024 and 2023 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Balance at beginning of period	$7,599,254	$6,013,378	$7,455,729	$5,676,430
Purchases and originations	536,071	734,748	1,024,121	1,071,563
Draws	152,160	132,914	315,905	251,991
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	16,682	(129,797)	26,889	(2,193)
Repayments	(555,099)	(293,792)	(901,662)	(527,226)
Loan sales and repurchases	(13,944)	(900)	(173,839)	(1,477)
Transfer to REO	(15,933)	(14,586)	(27,952)	(27,123)
Balance at end of period	$7,719,191	$6,441,965	$7,719,191	$6,441,965

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
The following table presents additional information for the three and six months ended June 30, 2024 and 2023 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Balance at beginning of period	$399,049	$526,623	$469,424	$578,879
Issuances	44,798	126,565	112,740	272,395
Payment of principal	(66,595)	(213,082)	(204,912)	(411,168)
Change in unrealized losses	—	—	—	—
Balance at end of period	$377,252	$440,106	$377,252	$440,106

The following table presents additional information for the three and six months ended June 30, 2024 and 2023 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Balance at beginning of period	$176,759	$680,708	$178,864	$884,495
Issuances	114,601	9,463	114,601	22,018
Payment of principal	(1,132)	(137,009)	(3,237)	(353,351)
Changes in unrealized losses	—	—	—	—
Balance at end of period	$290,228	$553,162	$290,228	$553,162

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of June 30, 2024 and December 31, 2023, dollars in thousands:

June 30, 2024
Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range
				Min		Max
$7,296,825	Discounted cash flow	Discount rate	7.8%	6.6%	—	20.0%
		Prepayment rate	12.2%	—%	—	55.8%
		Default rate	1.8%	—%	—	61.3%
		Loss severity	12.6%	—%	—	100.0%
$343,938	Liquidation model	Discount rate	8.9%	8.0%	—	20.0%
		Annual change in home prices	3.7%	(0.1)%	—	12.1%
		Liquidation timeline (in years)	1.8	0.8	—	4.5
		Current value of underlying properties (3)	$627	$16	—	$14,126
$7,640,763
(1)Excludes approximately $78.4 million of Residential whole loans, at fair value, with a UPB of $90.3 million, which were marked-to-market, but not based on a model, at June 30, 2024.
(2)Amounts are weighted based on the fair value of the underlying loan.
(3)Amounts represent simple average values of the properties underlying residential whole loans held at fair value.

December 31, 2023
Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range
				Min		Max
$7,045,862	Discounted cash flow	Discount rate	7.9%	6.2%	—	29.2%
		Prepayment rate	10.1%	—%	—	46.4%
		Default rate	0.6%	—%	—	39.5%
		Loss severity	10.8%	—%	—	100.0%
$291,518	Liquidation model	Discount rate	8.0%	8.0%	—	8.0%
		Annual change in home prices	3.7%	(0.4)%	—	12.7%
		Liquidation timeline (in years)	1.9	0.1	—	4.5
		Current value of underlying properties (3)	$531	$24	—	$5,500
$7,337,380
(1)Excludes approximately $14.7 million of Residential whole loans, at fair value, with a UPB of $15.9 million, which were marked-to-market, but not based on a model at December 31, 2023 and approximately $103.7 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of that period end.
(2)Amounts are weighted based on the fair value of the underlying loan.
(3)Amounts represent simple average values of the properties underlying residential whole loans held at fair value.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023:

	June 30, 2024	June 30, 2024		December 31, 2023
(In Thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential whole loans	3	$9,132,820	$9,105,970	$8,985,513	$8,949,859
Residential whole loans	2	53,416	53,416	55,779	55,779
Securities, at fair value	2	863,289	863,289	746,090	746,090
Cash and cash equivalents	1	289,412	289,412	318,000	318,000
Restricted cash	1	252,015	252,015	170,211	170,211
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	931,146	932,031	1,216,697	1,217,671
Financing agreements with mark-to-market collateral provisions	3	1,998,352	1,999,166	1,737,652	1,738,543
Financing agreements with mark-to-market collateral provisions	2	730,844	730,844	622,603	622,603
Securitized debt	2	5,047,613	4,965,310	4,750,805	4,655,195
Convertible senior notes	2	—	—	208,989	209,065
8.875% Senior Notes	2	110,912	114,478	—	—
9.00% Senior Notes	2	72,175	74,903	—	—
(1)Carrying value of securitized debt, Convertible Senior Notes, 8.875% Senior Notes, 9.00% Senior Notes, and certain repurchase agreements is net of associated debt issuance costs.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the six months ended June 30, 2024 and 2023, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $45.0 million and $49.2 million, respectively, at the time of foreclosure. In addition, at June 30, 2024, the Company held one property which is considered Commercial REO (see Note 5) which is accounted for similarly and had an estimated fair value, less estimated cost to sell, of $33.1 million, of which the Company’s 75% interest was $24.8 million. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of June 30, 2024 and December 31, 2023:

(Dollars in Thousands)	June 30, 2024		December 31, 2023
Aggregate unpaid principal balance of residential whole loans sold	$8,664,831		$8,241,053
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$7,567,271		$7,152,213
Outstanding amount of Senior Bonds, at carrying value	$632,912	(1)	$765,433	(1)
Outstanding amount of Senior Bonds, at fair value	$4,414,701		$3,985,372
Outstanding amount of Senior Bonds, total	$5,047,613		$4,750,805
Weighted average fixed rate for Senior Bonds issued	4.88%	(2)	4.51%	(2)
Weighted average contractual maturity of Senior Bonds	34 years	(2)	36 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$1,083,414		$1,047,297
Cash received	$7,504,463		$7,089,575
(1)Net of $1.3 million and $1.5 million of deferred financing costs at June 30, 2024 and December 31, 2023, respectively.
(2)At June 30, 2024 and December 31, 2023, $3.7 billion and $3.4 billion, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 150, or 200 basis points or more at defined dates ranging from 24 months, up to 48 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three and six months ended June 30, 2024, the Company issued Senior Bonds with a current face of $160.0 million and $655.1 million to third-party investors for proceeds of $160.0 million and $654.9 million before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended June 30, 2024 are included in “Financing agreements, at fair value” (at carrying value) on the Company’s consolidated balance sheets (see Note 6). During the three months ended June 30, 2024, the Company liquidated one SPE (which had been formed in 2021) and repaid the remaining $68.1 million of outstanding Senior Bonds issued by such SPE.

As of June 30, 2024 and December 31, 2023, as a result of the transactions described above, securitized loans of approximately $6.0 billion and $5.7 billion are included in “Residential whole loans” and REO with a carrying value of

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
approximately $10.2 million and $33.3 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of June 30, 2024 and December 31, 2023, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $5.0 billion and $4.8 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023 are a total of $9.2 billion and $9.0 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
15. Segment Reporting

At June 30, 2024, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured senior notes (see Note 6), securitization issuance costs, and preferred stock dividends.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended June 30, 2024
Interest Income	$101,216	$81,780	$3,835	$186,831
Interest Expense	70,009	56,746	6,587	133,342
Net Interest Income/(Expense)	$31,207	$25,034	$(2,752)	$53,489
Reversal/(Provision) for Credit Losses on Residential Whole Loans	1,079	—	—	1,079
Reversal/(Provision) for Credit Losses on Other Assets	(26)	—	—	(26)
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$32,260	$25,034	$(2,752)	$54,542

Net gain/(loss) on residential whole loans measured at fair value through earnings	$28,474	$(12,044)	$—	$16,430
Impairment and other net gain/(loss) on securities and other portfolio investments	(1,358)	—	(1,484)	(2,842)
Net gain/(loss) on real estate owned	2,167	(287)	—	1,880
Net gain/(loss) on derivatives used for risk management purposes	11,296	4,791	—	16,087
Net gain/(loss) on securitized debt measured at fair value through earnings	(6,620)	(4,022)	—	(10,642)
Lima One - origination, servicing and other fee income	—	7,619	—	7,619
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	—	—
Other, net	(85)	914	488	1,317
Other Income/(Loss), net	$33,874	$(3,029)	$(996)	$29,849

Compensation and benefits	$—	$10,765	$10,982	$21,747
Other general and administrative expense	115	4,936	5,784	10,835
Loan servicing, financing and other related costs	4,796	615	3,306	8,717
Amortization of intangible assets	—	800	—	800
Income/(loss) before income taxes	$61,223	$4,889	$(23,820)	$42,292
Provision for/(benefit from) income taxes	—	—	346	346
Net Income/(Loss)	$61,223	$4,889	$(24,166)	$41,946

Less Preferred Stock Dividend Requirement	$—	$—	$8,218	$8,218
Net Income/(Loss) Available to Common Stock and Participating Securities	$61,223	$4,889	$(32,384)	$33,728

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended June 30, 2023
Interest Income	$89,912	$51,308	$3,130	$144,350
Interest Expense	57,308	38,575	3,962	99,845
Net Interest Income/(Expense)	$32,604	$12,733	$(832)	$44,505
Reversal/(Provision) for Credit Losses on Residential Whole Loans	(294)	—	—	(294)
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$32,310	$12,733	$(832)	$44,211

Net gain/(loss) on residential whole loans measured at fair value through earnings	$(97,459)	$(33,244)	$—	$(130,703)
Impairment and other net gain/(loss) on securities and other portfolio investments	(3,697)	—	(872)	(4,569)
Net gain/(loss) on real estate owned	2,493	(340)	—	2,153
Net gain/(loss) on derivatives used for risk management purposes	45,142	15,309	—	60,451
Net gain/(loss) on securitized debt measured at fair value through earnings	18,887	8,507	—	27,394
Lima One - origination, servicing and other fee income	—	11,477	—	11,477
Other, net	3,812	1,076	604	5,492
Other Income/(Loss), net	$(30,822)	$2,785	$(268)	$(28,305)

Compensation and benefits	$—	$11,403	$10,368	$21,771
Other general and administrative expense	—	4,198	7,324	11,522
Loan servicing, financing and other related costs	5,395	131	2,072	7,598
Amortization of intangible assets	—	1,300	—	1,300
Income/(loss) before income taxes	$(3,907)	$(1,514)	$(20,864)	$(26,285)
Provision for/(benefit from) income taxes	—	—	(357)	(357)
Net Income/(Loss)	$(3,907)	$(1,514)	$(20,507)	$(25,928)

Less Preferred Stock Dividend Requirement	$—	$—	$8,218	$8,218
Net Income/(Loss) Available to Common Stock and Participating Securities	$(3,907)	$(1,514)	$(28,725)	$(34,146)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Six months ended June 30, 2024
Interest Income	$196,616	$159,870	$7,176	$363,662
Interest Expense	136,860	113,336	12,163	262,359
Net Interest Income/(Expense)	$59,756	$46,534	$(4,987)	$101,303
Reversal/(Provision) for Credit Losses on Residential Whole Loans	1,539	—	—	1,539
Reversal/(Provision) for Credit Losses on Other Assets	(1,135)	—	—	(1,135)
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$60,160	$46,534	$(4,987)	$101,707

Net gain/(loss) on residential whole loans measured at fair value through earnings	$19,775	$(14,858)	$—	$4,917
Impairment and other net gain/(loss) on securities and other portfolio investments	(6,133)	—	(1,485)	(7,618)
Net gain/(loss) on real estate owned	3,423	(552)	—	2,871
Net gain/(loss) on derivatives used for risk management purposes	47,455	18,573	—	66,028
Net gain/(loss) on securitized debt measured at fair value through earnings	(18,196)	(14,908)	—	(33,104)
Lima One - origination, servicing and other fee income	—	15,547	—	15,547
Net realized gain/(loss) on residential whole loans held at carrying value	418	—	—	418
Other, net	875	1,418	899	3,192
Other Income/(Loss), net	$47,617	$5,220	$(586)	$52,251

Compensation and benefits	$—	$22,889	$24,326	$47,215
Other general and administrative expense	121	10,573	12,136	22,830
Loan servicing, financing and other related costs	10,066	1,135	4,558	15,759
Amortization of intangible assets	—	1,600	—	1,600
Income/(loss) before income taxes	$97,590	$15,557	$(46,593)	$66,554
Provision for/(benefit from) income taxes	—	—	1,395	1,395
Net Income/(Loss)	$97,590	$15,557	$(47,988)	$65,159

Less Preferred Stock Dividend Requirement	$—	$—	$16,437	$16,437
Net Income/(Loss) Available to Common Stock and Participating Securities	$97,590	$15,557	$(64,425)	$48,722

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Six months ended June 30, 2023
Interest Income	$174,732	$95,828	$5,995	$276,555
Interest Expense	113,394	71,370	7,917	192,681
Net Interest Income/(Expense)	$61,338	$24,458	$(1,922)	$83,874
Reversal/(Provision) for Credit Losses on Residential Whole Loans	(595)	314	—	(281)
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$60,743	$24,772	$(1,922)	$83,593

Net gain/(loss) on residential whole loans measured at fair value through earnings	$(1,949)	$420	$—	$(1,529)
Impairment and other net gain/(loss) on securities and other portfolio investments	(767)	—	(871)	(1,638)
Net gain/(loss) on real estate owned	6,417	(322)	—	6,095
Net gain/(loss) on derivatives used for risk management purposes	28,820	10,423	—	39,243
Net gain/(loss) on securitized debt measured at fair value through earnings	(15,933)	(8,398)	—	(24,331)
Lima One - origination, servicing and other fee income	—	20,453	—	20,453
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	—	—
Other, net	6,020	1,447	1,039	8,506
Other Income/(Loss), net	$22,608	$24,023	$168	$46,799

Compensation and benefits	$—	$20,943	$21,458	$42,401
Other general and administrative expense	—	7,193	14,006	21,199
Loan servicing, financing and other related costs	10,114	350	6,673	17,137
Amortization of intangible assets	—	2,600	—	2,600
Income/(loss) before income taxes	$73,237	$17,709	$(43,891)	$47,055
Provision for/(benefit from) income taxes	—	—	199	199
Net Income/(Loss)	$73,237	$17,709	$(44,090)	$46,856

Less Preferred Stock Dividend Requirement	$—	$—	$16,437	$16,437
Net Income/(Loss) Available to Common Stock and Participating Securities	$73,237	$17,709	$(60,527)	$30,419

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
June 30, 2024
Total Assets	$6,575,888	$4,167,768	$333,269	$11,076,925

December 31, 2023
Total Assets	$6,370,237	$4,000,932	$401,521	$10,772,690

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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

16. Subsequent Events

Securitization of loans

Subsequent to quarter end, the Company completed one additional loan securitization collateralized by $245.4 million UPB of Legacy RPL/NPL loans and $57.5 million UPB of Non-QM loans.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Among the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements we make are: general economic developments and trends and the performance of the housing, real estate, mortgage finance, broader financial markets; inflation, increases in interest rates and changes in the market (i.e., fair) value of our residential whole loans, MBS, securitized debt and other assets, as well as changes in the value of our liabilities accounted for at fair value through earnings; the effectiveness of hedging transactions; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; targeted or expected returns on our investments in recently-originated mortgage loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing costs associated with such investments; risks associated with the ongoing operation of Lima One Holdings, LLC (including, without limitation, industry competition, unanticipated expenditures relating to or liabilities arising from its operation (including, among other things, a failure to realize management’s assumptions regarding expected growth in Business purpose loan (BPL) origination volumes and credit risks underlying BPLs, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the BPLs originated by Lima One)); expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators; risks associated with investing in real estate assets generally, including changes in business conditions and the general economy; and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At June 30, 2024, we had total assets of approximately $11.1 billion, of which $9.2 billion, or 83%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”), (iii) short-term business purpose loans collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans”) (collectively, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iv) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans” and, collectively with Transitional loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans,” which are included in “Other loans”). In addition, at June 30, 2024, we had approximately $863.3 million or 8% of total assets invested in securities, including Agency MBS, Term notes backed by MSR collateral, CRT securities and Non-Agency MBS.

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

Our investments in residential mortgage assets expose us to credit risk, meaning that we are generally subject to credit losses due to the risk of delinquency, default and foreclosure on the underlying real estate collateral. Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk. With respect to investments in Business purpose and Non-QM loans, we believe that sound underwriting standards, including low LTVs at origination, significantly mitigate our risk of loss. Further, we believe the discounted purchase prices paid on Legacy RPL/NPL loans mitigate our risk of loss in the event that we receive less than 100% of the par value of these investments.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR represents the annualized constant rate of principal repayment in excess of scheduled principal amortization. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended June 30, 2024, the average CPRs on certain of our loan portfolios were: 7.4% for Single-family rental loans, 10.8% for Non-QM loans, and 10.8% for Legacy RPL/NPL loans. In addition, for the three months ended June 30, 2024, the repayment rate (which includes both scheduled and unscheduled repayments of principal) was 66.3% for our Single-family transitional loans and 23.9% for our Multifamily transitional loans.

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

Recent Market Conditions and Our Strategy

Although interest rates ended relatively unchanged from the end of the prior quarter, fixed income markets continued to exhibit significant volatility during the second quarter of 2024. Credit assets again outperformed Treasuries in the quarter as credit spreads continued to tighten. During the second quarter, we generated GAAP earnings of $0.32 per basic common share and Distributable Earnings, a non-GAAP financial measure that excludes the impact of fair value changes and certain other items, of $0.44 per basic common share. During the quarter, our GAAP book value was flat and our Economic book value rose to $14.34 per common share, and we declared dividends of $0.35 per common share. In April 2024, we issued $75 million of 9.00% senior unsecured notes due in August 2029, and in June 2024 we repaid our maturing 6.25% convertible notes. We added approximately $688 million residential mortgage loans and $176 million of Agency MBS with an average coupon of approximately 9.6% and 6.0%, respectively, and we completed two securitizations collateralized by $365.2 million of Non-QM loans and $191.8 million of Transitional loans. During the quarter we exercised the call option on one of our securitizations issued in 2021, and shortly following quarter end issued a new securitization collateralized predominantly by the called Legacy RPL/NPL loans. During the quarter, Lima One originated Business purpose loans with a maximum unpaid principal balance of $412.3 million. In response to what we believe to be a softening in multifamily housing in certain markets and several consecutive quarters of declines in origination volumes in multifamily transitional lending, we decided to temporarily refocus our resources away from multifamily lending at Lima One and instead redeploy resources to single-family transitional and single-family rental lending. As a result of increased industry competition in single-family lending and our redeployment of resources away from multifamily lending over the next several quarters, we expect that Lima One’s origination volumes will decline from previous quarters.

Second quarter 2024 portfolio activity and impact on financial results

At June 30, 2024, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value, was approximately $10.2 billion, compared to $10.0 billion at March 31, 2024.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended June 30, 2024:

(In Millions)	March 31, 2024	Runoff (1)	Acquisitions (2)	Other (3)	June 30, 2024	Change
Residential whole loans and REO	$9,225	$(624)	$688	$5	$9,294	$69
Securities, at fair value	737	(19)	176	(31)	863	126
Totals	$9,962	$(643)	$864	$(26)	$10,157	$195
(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Transitional loans.
(3)    Primarily includes sales, changes in fair value and changes in the allowance for credit losses.

At June 30, 2024, our total recorded investment in residential whole loans and REO was $9.3 billion, or 91.5% of our residential mortgage asset portfolio. Of this amount, $4.0 billion are Non-QM loans, $1.6 billion are Single-family Rental loans,$1.2 billion are Single-family transitional loans, $1.2 billion are Multifamily transitional loans and $1.1 billion are Legacy RPL/NPL loans. Loan acquisition activity of $688.2 million for the three months ended June 30, 2024 included $278.5 million of Single-family transitional loans (including draws), $266.1 million of Non-QM loans, $110.0 million of Single-family rental loans and $33.6 million of Multifamily transitional loans (including draws). For the three months ended June 30, 2024, we recognized approximately $165.7 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 6.92%, with Single-family transitional loans generating an effective yield of 9.75%, Multifamily transitional loans generating an effective yield of 8.34%, Single-family Rental loans generating an effective yield of 6.47%, Non-QM loans generating an effective yield of 5.49% and Legacy RPL/NPL loans generating an effective yield of 8.72%. All new loans and 85% of our total loan portfolio are measured at fair value as a result of the election of the fair value option at acquisition or origination. Included in earnings in Other Income/(Loss), net are net gains/losses on these loans of $16.4 million for the three months ended June 30, 2024. At June 30, 2024 and March 31, 2024, we had REO with an aggregate carrying value of $108.0 million and $106.2 million, respectively, which is included in Other assets on our consolidated balance sheets.

At June 30, 2024, we held $863.3 million of Securities, at fair value, including $701.3 million of Agency MBS, $54.3 million of MSR-related assets, $84.6 million of CRT securities and $23.1 million of Non-Agency MBS. For the three months ended June 30, 2024, there were $175.5 million purchases of Agency MBS securities and $26.9 million sales of MSR-related assets. The net yield on our Securities, at fair value was 7.03% for the three months ended June 30, 2024, compared to 7.24% for the three months ended March 31, 2024.

For the three months ended June 30, 2024, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $1.1 million. The total allowance for credit losses recorded on residential whole loans held at carrying value at June 30, 2024 was $13.3 million.
During the second quarter of 2024, we completed two securitizations collateralized by $365.2 million UPB of Non-QM loans and $191.8 million UPB of Transitional loans. These securitizations provided longer term, non-recourse, non-mark-to-market financing. During the second quarter, we called one of our securitizations issued in 2021 and repaid the remaining $68.1 million amount. Subsequent to the second quarter, we completed one additional securitization collateralized by $245.4 million UPB of Legacy RPL/NPL loans and $57.5 million of Non-QM loans. During the quarter, interest rates exhibited significant volatility, but ended the quarter only modestly higher, and credit spreads tightened. The net impact on the value of our investment portfolio resulted in net mark-to-market gains in our GAAP financial results. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $13.80 as of June 30, 2024. Book value per common share was also $13.80 as of March 31, 2024. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $14.34 as of June 30, 2024, an increase from $14.32 as of March 31, 2024. Increases in GAAP and Economic book value during the second quarter of 2024 primarily reflect GAAP earnings in excess of dividends declared on our common stock. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Information About Our Assets

The table below presents certain information about our asset allocation at June 30, 2024:

ASSET ALLOCATION

(Dollars in Millions)	Business purpose loans		Non-QM loans		Legacy RPL/NPL loans		Securities, at fair value		Other, net (1)	Total
Asset Amount	$4,016		$3,994		$1,123		$863		$778	$10,774
Financing Agreements with Non-mark-to-market Collateral Provisions	(931)		—		—		—		—	(931)
Financing Agreements with Mark-to-market Collateral Provisions	(651)		(796)		(479)		(731)		(72)	(2,729)
Securitized Debt	(1,843)		(2,747)		(457)		—		(1)	(5,048)
Senior Notes	—		—		—		—		(183)	(183)
Net Equity Allocated	$591		$451		$187		$132		$522	$1,883
Debt/Net Equity Ratio (2)	5.8	x	7.9	x	5.0	x	5.5	x		4.7	x
(1)Includes $289.4 million of cash and cash equivalents, $252.0 million of restricted cash, $53.4 million of Other loans and $18.3 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(2)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at June 30, 2024. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Business purpose loans (1)	Non-QM loans (2)	Legacy RPL/NPL loans (3)	Other loans
Amount due:
Within one year	$1,607,992	$—	$2,425	$—
After one year:
Over one to five years	784,066	—	7,304	—
Over five years	1,625,386	3,995,591	1,123,328	53,416
Total due after one year	$2,409,452	$3,995,591	$1,130,632	$53,416
Total residential whole loans	$4,017,445	$3,995,591	$1,133,056	$53,416
(1)Excludes an allowance for credit losses of $1.9 million at June 30, 2024.
(2)Excludes an allowance for credit losses of $1.4 million at June 30, 2024.
(3)Excludes an allowance for credit losses of $10.0 million at June 30, 2024.

The following table presents, at June 30, 2024, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Business purpose loans (1) (2)	Non-QM loans (1) (2)	Legacy RPL/NPL loans (1) (2)	Other loans
Interest rates:
Fixed	$1,946,500	$3,178,301	$919,182	$53,416
Adjustable	462,952	817,290	211,450	—
Total	$2,409,452	$3,995,591	$1,130,632	$53,416
(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of June 30, 2024.
(2)Excludes an allowance for credit losses.
Our Transitional loans contain various contractual extension features, typically ranging from three to twelve months subject to certain conditions, generally including our consent. Transitional loans are generally only extended if the loan is current and in compliance with various other loan terms. Given the short duration of our Transitional loans, maturity extensions are a regular occurrence, irrespective of market conditions. At June 30, 2024, approximately 11% of our Multifamily transitional loans and 21% of our Single-family transitional loans held as of period end had been extended.

For additional information regarding our residential whole loan portfolios, including information about delinquency trends, see Note 3 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at June 30, 2024 and December 31, 2023:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Agency MBS
Face/Par	$703,955	$554,300
Fair Value	701,313	559,144
Amortized Cost	705,878	555,624
Weighted average yield (1)	5.65%	5.59%
Weighted average time to maturity	29.0 years	29.3 years

Term notes backed by MSR collateral
Face/Par	$55,000	$85,000
Fair Value	54,313	79,895
Amortized Cost	49,511	74,184
Weighted average yield (1)	14.52%	16.96%
Weighted average time to maturity	1.3 years	1.8 years

CRT Securities
Face/Par	$79,132	$79,617
Fair Value	84,563	83,222
Amortized Cost	68,342	68,971
Weighted average yield (1)	10.68%	10.30%
Weighted average time to maturity	17.4 years	17.9 years

Non-Agency MBS
Face/Par	$27,855	$28,485
Fair Value	23,100	23,828
Amortized Cost	23,074	23,482
Weighted average yield (1)	5.74%	5.84%
Weighted average time to maturity	27.3 years	27.8 years
(1)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at June 30, 2024 and December 31, 2023.

Tax Considerations

Current period estimated taxable income

We estimate that for the six months ended June 30, 2024, our REIT taxable income was approximately $55.9 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the six months ended June 30, 2024, our net TRS taxable income will be $24.0 million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future tax years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

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

In addition, certain court rulings may call into question the CFPB’s authority and other rules promulgated during CFPB’s self-funding structure. For example, in October 2022, the Fifth Circuit Court of Appeals issued an opinion in Community Financial Services Association of America, et al. v. Consumer Financial Protection Bureau, et al., concluding that the CFPB’s funding structure unconstitutionally violates the Appropriations Clause of the U.S. Constitution, and vacated the payday lending rule that was the subject of challenge. On May 16, 2024, the Supreme Court reversed the Fifth Circuit's decision in the Community Financial case and upheld the CFPB's funding mechanism as constitutionally permissible. However, future litigation and court rulings may still cast uncertainty on the CFPB’s authority and funding mechanism. Any such uncertainty could adversely impact the cash flow on mortgage loans.

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

Results of Operations

Quarter Ended June 30, 2024 Compared to the Quarter Ended March 31, 2024

The following table summarizes the changes in our results of operations for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.

	Three Months Ended
(In Thousands, Except Per Share Amounts)	June 30, 2024	March 31, 2024	QoQ Change
Interest Income:
Residential whole loans	$165,717	$157,665	$8,052
Securities, at fair value	13,629	12,992	637
Other interest-earning assets	1,177	1,163	14
Cash and cash equivalent investments	6,308	5,011	1,297
Interest Income	$186,831	$176,831	$10,000

Interest Expense:
Asset-backed and other collateralized financing arrangements	$126,755	$123,442	$3,313
Other interest expense	6,587	5,575	1,012
Interest Expense	$133,342	$129,017	$4,325

Net Interest Income	$53,489	$47,814	$5,675

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$1,079	$460	$619
Reversal/(Provision) for Credit Losses on Other Assets	(26)	(1,109)	1,083
Net Interest Income after Reversal/(Provision) for Credit Losses	$54,542	$47,165	$7,377

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$16,430	$(11,513)	$27,943
Impairment and other net gain/(loss) on securities and other portfolio investments	(2,842)	(4,776)	1,934
Net gain/(loss) on real estate owned	1,880	991	889
Net gain/(loss) on derivatives used for risk management purposes	16,087	49,941	(33,854)
Net gain/(loss) on securitized debt measured at fair value through earnings	(10,642)	(22,462)	11,820
Lima One - origination, servicing and other fee income	7,619	7,928	(309)
Net realized gain/(loss) on residential whole loans held at carrying value	—	$418	(418)
Other, net	1,317	1,875	(558)
Other Income/(Loss), net	$29,849	$22,402	$7,447

Operating and Other Expense:
Compensation and benefits	$21,747	$25,468	$(3,721)
Other general and administrative expense	10,835	11,995	(1,160)
Loan servicing, financing and other related costs	8,717	7,042	1,675
Amortization of intangible assets	800	800	—
Operating and Other Expense	$42,099	$45,305	$(3,206)

Income/(loss) before income taxes	$42,292	$24,262	$18,030
Provision for/(benefit from) income taxes	346	1,049	(703)
Net Income/(Loss)	$41,946	$23,213	$18,733
Less Preferred Stock Dividend Requirement	$8,218	$8,219	$(1)
Net Income/(Loss) Available to Common Stock and Participating Securities	$33,728	$14,994	$18,734

Basic Earnings/(Loss) per Common Share	$0.32	$0.14	$0.18
Diluted Earnings/(Loss) per Common Share	$0.32	$0.14	$0.18

General

For the second quarter of 2024, we had net income available to our common stock and participating securities of $33.7 million, or $0.32 per basic and diluted common share, compared to a net income available to common stock and participating securities of $15.0 million, or $0.14 per basic and diluted common share, for the first quarter of 2024. The increase in net income available to common stock and participating securities in the current period primarily reflects a higher Other income/(loss), net, which increased by $7.4 million to $29.8 million for the current quarter, compared to an Other income/(loss), net of $22.4 million in the immediately prior quarter as well as higher Net Interest Income after Reversal/(Provision) for Credit Losses. The increase in Other income/(Loss) net was primarily driven by higher mark-to-market results in the current period on both our residential whole loans and securitized debt that are measured at fair value through earnings, partially offset by lower gains on derivatives used for risk management purposes.

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

For the second quarter of 2024, our net interest spread and margin (including the impact of swaps) were 2.16% and 3.01%, respectively, compared to a net interest spread and margin (including the impact of swaps) of 2.06% and 2.88%, respectively, for the first quarter of 2024. Our net interest income increased by $5.7 million and was $53.5 million for the second quarter of 2024, compared to $47.8 million for the first quarter of 2024. For the second quarter of 2024, net interest income, which does not include the benefit of swap carry, includes higher net interest income from our residential whole loan portfolio of $5.3 million, compared to the first quarter of 2024, primarily due to higher average balances and asset yields, partially offset by an increase in financing rates and higher average balances for our financing agreement borrowings. Net interest income for the second quarter of 2024 also includes approximately $1.3 million of additional interest income from cash investment and higher net interest income from our Securities, at fair value portfolio.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2024 and March 31, 2024. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended June 30, 2024			Three Months Ended March 31, 2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$9,577,245	$165,717	6.92%	$9,513,309	$157,665	6.63%
Securities, at fair value	776,027	13,629	7.03	717,348	12,992	7.24
Cash and cash equivalents (2)	600,070	6,308	4.20	460,323	5,011	4.35
Other interest-earning assets	45,646	1,177	10.31	52,439	1,163	8.87
Total interest-earning assets	10,998,988	186,831	6.79	10,743,419	176,831	6.58

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,556,701	$65,392	7.27%	$3,645,218	$67,483	7.32%
Securitized debt (4)	5,111,406	61,363	4.80	4,874,807	55,959	4.59
Convertible Senior Notes	143,516	2,380	6.64	182,206	3,158	6.94
8.875% Senior Notes	110,821	2,726	9.84	98,643	2,417	9.80
9.00% Senior Notes	59,481	1,481	9.96	—	—	—
Total interest-bearing liabilities	8,981,925	133,342	5.90	8,800,874	129,017	5.83
Net interest income/net interest rate spread (5)		53,489	0.89		47,814	0.75
Impact of net Swap carry (6)		28,933	1.27		29,091	1.31
Net interest rate spread (including the impact of Swaps)		$82,422	2.16%		$76,905	2.06%
Net interest-earning assets/net interest margin (7)	$2,017,063		3.01%	$1,942,545		2.88%
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

	Three Months Ended June 30, 2024
	Compared to
	Three Months Ended March 31, 2024
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$1,072	$6,980	$8,052
Securities, at fair value	1,026	(389)	637
Cash and cash equivalents	1,475	(178)	1,297
Other interest earning assets	(161)	175	14
Total net change in income of interest-earning assets	$3,412	$6,588	$10,000

Interest-bearing liabilities:
Residential whole loans financing agreements	$(2,608)	$(76)	$(2,684)
Securities, at fair value repurchase agreements	687	(78)	609
REO financing agreement	(17)	1	(16)
Securitized debt	2,782	2,622	5,404
Convertible Senior Notes	(778)	—	(778)
8.875% Senior Notes	309	—	309
9.00% Senior Notes	1,481	—	1,481
Total net change in expense of interest-bearing liabilities	$1,856	$2,469	$4,325
Net change in net interest income	$1,556	$4,119	$5,675

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)
June 30, 2024	2.16%	3.01%
March 31, 2024	2.06	2.88
December 31, 2023	2.13	2.96
September 30, 2023	2.17	3.02
June 30, 2023	2.14	2.99
March 31, 2023	1.74	2.64
(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net swap expense).
(2)Reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

Business purpose loans
Net Yield (1)	7.99%	7.66%	7.48%	7.21%	6.88%	6.62%
Cost of Funding (2)	5.80%	5.67%	5.55%	5.34%	5.01%	4.81%
Net Interest Spread	2.19%	1.99%	1.93%	1.87%	1.87%	1.81%

Non-QM loans
Net Yield (1)	5.49%	5.39%	5.06%	5.10%	4.69%	4.64%
Cost of Funding (2)	3.55%	3.44%	3.34%	3.22%	3.07%	3.05%
Net Interest Spread	1.94%	1.95%	1.72%	1.88%	1.62%	1.59%

Legacy RPL/NPL loans
Net Yield (1)	8.72%	7.62%	8.25%	8.23%	8.69%	7.39%
Cost of Funding (2)	3.70%	3.44%	3.28%	3.21%	2.96%	3.06%
Net Interest Spread	5.02%	4.18%	4.97%	5.02%	5.73%	4.33%

Total Residential Whole Loans
Net Yield (1)	6.92%	6.63%	6.47%	6.34%	6.10%	5.68%
Cost of Funding (2)	4.54%	4.43%	4.29%	4.10%	3.83%	3.82%
Net Interest Spread	2.38%	2.20%	2.18%	2.24%	2.27%	1.86%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps and, accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended June 30, 2024, this decreased the overall funding cost by 128 basis points for our Residential whole loans, 92 basis points for our Business purpose loans, 163 basis points for our Non-QM loans, and 107 basis points for our Legacy RPL/NPL loans. For the quarter ended March 31, 2024, this decreased the overall funding cost by 132 basis points for our Residential whole loans, 227 basis points for our Business purpose loans, 168 basis points for our Non-QM loans, and 238 basis points for our Legacy RPL/NPL loans. For the quarter ended December 31, 2023, this decreased the overall funding cost by 140 basis points for our Residential whole loans, 235 basis points for our Business purpose loans, 177 basis points for our Non-QM loans, and 251 basis points for our Legacy RPL/NPL loans. For the quarter ended September 30, 2023, this decreased the overall funding cost by 143 basis points for our Residential whole loans, 240 basis points for our Business purpose loans, 176 basis points for our Non-QM loans, and 254 basis points for our Legacy RPL/NPL loans. For the quarter ended June 30, 2023, this decreased the overall funding cost by 144 basis points for our Residential whole loans, 222 basis points for our Business purpose loans, 175 basis points for our Non-QM loans, and 297 basis points for our Legacy RPL/NPL loans. For the quarter ended March 31, 2023, this decreased the overall funding cost by 127 basis points for our Residential whole loans, 198 basis points for our Business purpose loans, 161 basis points for our Non-QM loans, and 251 basis points for our Legacy RPL/NPL loans.

The following table presents the components of the net interest spread earned on our Securities for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread
June 30, 2024	7.03%	3.84%	3.19%
March 31, 2024	7.24	4.00	3.24
December 31, 2023	7.20	3.75	3.45
September 30, 2023	7.38	3.92	3.46
June 30, 2023	7.67	4.29	3.38
March 31, 2023	8.76	4.52	4.24
(1)Reflects annualized interest income divided by average amortized cost.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the quarter ended June 30, 2024, this decreased the overall funding cost by 190 basis points. For the quarter ended March 31, 2024, this decreased the overall funding cost by 179 basis points. For the quarter ended December 31, 2023, this decreased the overall funding cost by 206 basis points. For the quarter ended September 30, 2023, this decreased the overall funding cost by 191 basis points. For the quarter ended June 30, 2023, this decreased the overall funding cost by 138 basis points. For the quarter ended March 31, 2023, this decreased the overall funding cost by 104 basis points.

Interest Income

Interest income on our residential whole loans for the second quarter of 2024 increased by $8.1 million, or 5.1%, to $165.7 million, compared to $157.7 million for the first quarter of 2024. This increase primarily reflects a $63.9 million increase in the average balance of this portfolio to $9.6 billion for the second quarter of 2024 from the first quarter of 2024 and an increase in the yield to 6.92% for the second quarter of 2024 from 6.63% for the first quarter of 2024.

Interest Expense

Our interest expense for the second quarter of 2024 increased by $4.3 million, or 3.4%, to $133.3 million, from $129.0 million for the first quarter of 2024. This increase primarily reflects an increase in financing rates and average balances of securitized debt as well as expense for the newly issued 9.00% Senior Notes, partially offset by lower average balance and rates on residential whole loans financing agreements.
Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the second quarter of 2024, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $1.1 million compared to a reversal of provision for credit losses of $0.5 million for the first quarter of 2024. The reversal of provision recorded in the current period and in the first quarter of 2024 primarily reflects the run-off of loans held at carrying value and minor changes to modeling assumptions.
Provision for Credit Losses on Other Assets
For the second quarter of 2024, we recorded a provision for credit losses on Other Assets of $26,000 related to an uncollectible receivable from an unaffiliated third-party servicer. For the first quarter of 2024, we recorded a provision for credit losses on Other Assets of $1.1 million related to an uncollectible receivable from an unaffiliated third-party servicer.

Other Income/(Loss), net

For the second quarter of 2024, Other Income/(Loss), net was $29.8 million, compared to Other Income/(Loss), net of $22.4 million for the first quarter of 2024.  The components of Other Income/(Loss), net for the second and first quarter of 2024 are summarized in the table below:

	Three Months Ended
(In Thousands)	June 30, 2024	March 31, 2024
Net gain/(loss) on residential whole loans measured at fair value through earnings	$16,430	$(11,513)
Impairment and other net gain/(loss) on securities and other portfolio investments	(2,842)	(4,776)
Net gain/(loss) on real estate owned	1,880	991
Net gain/(loss) on derivatives used for risk management purposes	16,087	49,941
Net gain/(loss) on securitized debt measured at fair value through earnings	(10,642)	(22,462)
Lima One - origination, servicing and other fee income	7,619	7,928
Net realized gain/(loss) on residential whole loans held at carrying value	—	418
Other, net	1,317	1,875
Other Income/(Loss), net	$29,849	$22,402

Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense decreased by $3.7 million to $21.7 million for the second quarter of 2024, compared to $25.5 million for the first quarter of 2024, primarily as a result of inclusion of accelerated recognition of stock-based compensation in the first quarter of 2024 related to awards made to retirement eligible employees in January 2024 as well as lower bonus accruals at Lima One.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses of $10.8 million for the second quarter of 2024 were lower when compared to $12.0 million for the first quarter of 2024, primarily as a result of reduced IT infrastructure costs at our corporate offices and lower professional fees.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses increased compared to the prior quarter period by approximately $1.7 million, or 23.8%, primarily due to higher expenses recognized related to loan securitization activities.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
June 30, 2024	1.52%	8.85%	1.09	17.14%	4.7	1.7
March 31, 2024	0.85	4.69	2.50	18.23	4.6	1.8
December 31, 2023	3.46	19.04	0.44	18.16	4.5	1.7
September 30, 2023	(0.56)	(2.96)	—	19.10	4.3	2.0
June 30, 2023	(0.27)	(1.31)	—	20.99	3.9	1.9
March 31, 2023	3.14	14.40	0.56	21.81	3.5	1.6
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

Six Month Period Ended June 30, 2024 Compared to the Six Month Period Ended June 30, 2023

The following table summarizes the changes in our results of operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

	Six Months Ended
(In Thousands, Except Per Share Amounts)	June 30, 2024	June 30, 2023	YoY Change
Interest Income:
Residential whole loans	$323,382	$247,558	$75,824
Securities, at fair value	26,621	17,256	9,365
Other interest-earning assets	2,340	4,973	(2,633)
Cash and cash equivalent investments	11,319	6,768	4,551
Interest Income	$363,662	$276,555	$87,107

Interest Expense:
Asset-backed and other collateralized financing arrangements	$250,197	$184,764	$65,433
Other interest expense	12,162	7,917	4,245
Interest Expense	$262,359	$192,681	$69,678

Net Interest Income	$101,303	$83,874	$17,429

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$1,539	$(281)	$1,820
Reversal/(Provision) for Credit Losses on Other Assets	(1,135)	—	(1,135)
Net Interest Income after Reversal/(Provision) for Credit Losses	$101,707	$83,593	$18,114

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$4,917	$(1,529)	$6,446
Impairment and other net gain/(loss) on securities and other portfolio investments	(7,618)	(1,638)	(5,980)
Net gain/(loss) on real estate owned	2,871	6,095	(3,224)
Net gain/(loss) on derivatives used for risk management purposes	66,028	39,243	26,785
Net gain/(loss) on securitized debt measured at fair value through earnings	(33,104)	(24,331)	(8,773)
Lima One - origination, servicing and other fee income	15,547	20,453	(4,906)
Net realized gain/(loss) on residential whole loans held at carrying value	418	—	418
Other, net	3,192	8,506	(5,314)
Other Income/(Loss), net	$52,251	$46,799	$5,452

Operating and Other Expense:
Compensation and benefits	$47,215	$42,401	$4,814
Other general and administrative expense	22,830	21,199	1,631
Loan servicing, financing and other related costs	15,759	17,137	(1,378)
Amortization of intangible assets	1,600	2,600	(1,000)
Operating and Other Expense	$87,404	$83,337	$4,067

Income/(loss) before income taxes	$66,554	$47,055	$19,499
Provision for/(benefit from) income taxes	1,395	199	1,196
Net Income/(Loss)	$65,159	$46,856	$18,303
Less Preferred Stock Dividend Requirement	$16,437	$16,437	$—
Net Income/(Loss) Available to Common Stock and Participating Securities	$48,722	$30,419	$18,303

Basic Earnings/(Loss) per Common Share	$0.47	$0.30	$0.17
Diluted Earnings/(Loss) per Common Share	$0.46	$0.29	$0.17

General

For the six months ended June 30, 2024, we had net income available to our common stock and participating securities of $48.7 million, or $0.47 per basic common share and $0.46 per diluted common share, compared to net income available to our common stock and participating securities of $30.4 million, or $0.30 per basic common share and $0.29 per diluted common share, for the six months ended June 30, 2023. The net income available to common stock and participating securities in the current period primarily reflects increased Net interest income by $17.4 million from the prior year period, primarily due to higher asset yields earned on our residential whole loans portfolio and higher amounts invested in our residential mortgage asset portfolio, partially offset by higher funding costs associated with our financing arrangements. In addition, Other Income/(Loss), net, increased $5.5 million from the prior year period, partially offset by higher Operating and other expense of $4.1 million.

Net Interest Income

For the six months ended June 30, 2024, our net interest spread and margin were 2.11% and 2.95%, respectively, compared to a net interest spread and margin of 1.94% and 2.82%, respectively, for the six months ended June 30, 2023. Our net interest income increased by $17.4 million, or 20.8%, to $101.3 million for the six months ended June 30, 2024 compared to net interest income of $83.9 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, net interest income, which does not include the benefit of swap carry, includes higher net interest income from our residential whole loan portfolio of $19.3 million compared to the six months ended June 30, 2023, primarily due to higher average balances and asset yields, partially offset by an increase in financing rates and higher average balances for our financing agreement borrowings. In addition, net interest income for the six months ended June 30, 2024 included higher net interest income from our Securities, at fair value portfolio of approximately $0.4 million. Net interest income for the six months ended June 30, 2024 also includes approximately $1.9 million of additional interest income from cash and other interest earning assets compared to the six months ended June 30, 2023.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2024 and 2023.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$9,545,277	$323,382	6.78%	$8,412,755	$247,558	5.89%
Securities, at fair value	746,688	26,621	7.13	426,894	17,256	8.08
Cash and cash equivalents (2)	530,197	11,319	4.27	473,708	6,768	2.86
Other interest-earning assets	49,042	2,340	9.54	61,812	4,973	16.09
Total interest-earning assets	10,871,204	363,662	6.69	9,375,169	276,555	5.90

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,600,960	$132,875	7.30%	$3,146,920	$109,862	6.94%
Securitized debt (4)	4,993,106	117,322	4.70	3,934,185	74,902	3.81
Convertible Senior Notes	162,861	5,539	6.80	228,152	7,917	6.94
8.875% Senior Notes	104,732	5,142	9.82	—	—	—
9.00% Senior Notes	29,740	1,481	9.96	—	—	—
Total interest-bearing liabilities	8,891,399	262,359	5.87	7,309,257	192,681	5.26
Net interest income/net interest rate spread (5)		101,303	0.82		83,874	0.64
Impact of net Swap carry (6)		58,024	1.29		47,782	1.30
Net interest rate spread (including the impact of Swaps)		$159,327	2.11%		$131,656	1.94%
Net interest-earning assets/net interest margin (7)	$1,979,805		2.95%	$2,065,912		2.82%
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

Rate/Volume Analysis

	Six Months Ended June 30, 2024
	Compared to
	Six Months Ended June 30, 2023
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$35,725	$40,099	$75,824
Securities, at fair value	11,600	(2,235)	9,365
Cash and cash equivalents	887	3,664	4,551
Other interest-earning assets	(886)	(1,747)	(2,633)
Total net change in income from interest-earning assets	$47,326	$39,781	$87,107

Interest-bearing liabilities:
Residential whole loan financing agreements	$6,127	$7,873	$14,000
Securities, at fair value repurchase agreements	8,706	231	8,937
REO financing agreements	(38)	114	76
Securitized debt	22,710	19,710	42,420
Convertible Senior Notes	(2,378)	—	(2,378)
8.875% Senior Notes	5,142	—	5,142
9.00% Senior Notes	1,481	—	1,481
Total net change in expense of interest-bearing liabilities	$41,750	$27,928	$69,678
Net change in net interest income	$5,576	$11,853	$17,429

The following table presents the components of the net interest spread earned on our Residential whole loans for the periods presented:

	Six Months Ended
	June 30, 2024	June 30, 2023
Business purpose loans
Net Yield (1)	7.83%	6.75%
Cost of Funding (2)	5.74%	4.91%
Net Interest Spread	2.09%	1.84%

Non-QM loans
Net Yield (1)	5.44%	4.67%
Cost of Funding (2)	3.50%	3.06%
Net Interest Spread	1.94%	1.61%

Legacy RPL/NPL loans
Net Yield (1)	8.16%	8.03%
Cost of Funding (2)	3.57%	3.01%
Net Interest Spread	4.59%	5.02%

Total Residential Whole Loans
Net Yield (1)	6.78%	5.89%
Cost of Funding (2)	4.49%	3.82%
Net Interest Spread	2.29%	2.07%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps, and accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the period ended June 30, 2024, this decreased the overall funding cost by 130 basis points for our Residential whole loans, 96 basis points for our Business purpose loans, 166 basis points for our Non-QM loans, and 107 basis points for our Legacy RPL/NPL loans. For the period ended June 30, 2023, this decreased the overall funding cost by 135 basis points for our Residential whole loans, 211 basis points for our Business purpose loans, 169 basis points for our Non-QM loans, and 275 basis points for our Legacy RPL/NPL loans.

The following table presents the components of the net interest spread earned on our Securities, at fair value for the periods presented:

	Securities, at fair value
Six Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread
June 30, 2024	7.13%	3.92%	3.21%
June 30, 2023	8.08	4.38	3.70
(1)Reflects annualized interest income divided by average amortized cost.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the six months ended June 30, 2024, this decreased the overall funding cost by 185 basis points for our Securities, at fair value. For the six months ended June 30, 2023, this decreased the overall funding cost by 125 basis points for our Securities, at fair value.

Interest Income

Interest income on our residential whole loans for the six months ended June 30, 2024 increased by $75.8 million, or 30.6%, to $323.4 million, compared to $247.6 million for the six months ended June 30, 2023. This increase primarily reflects an increase in the yield to 6.78% for the six months ended June 30, 2024 from 5.89% for the six months ended June 30, 2023, and a $1.1 billion increase in the average balance of this portfolio to $9.5 billion for the six months ended June 30, 2024 from $8.4 billion for the six months ended June 30, 2023.

Interest income on our Securities, at fair value portfolio for the six months ended June 30, 2024 increased by $9.4 million to $26.6 million from $17.3 million for the six months ended June 30, 2023. This increase primarily reflects an increase in the average amortized cost of the portfolio of $319.8 million, primarily due to purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 7.13% for the six months ended June 30, 2024, compared to 8.08% for the six months ended June 30, 2023.

Interest Expense

Our interest expense for the six months ended June 30, 2024 increased by $69.7 million, or 36.2%, to $262.4 million, from $192.7 million for the six months ended June 30, 2023.  This increase primarily reflects the higher overall average balances of our financing agreements and an increase in financing rates on our financing agreements. In addition, the six months ended June 30, 2024 included $5.1 million and $1.5 million of interest expense related to our 8.875% Senior Notes issued in January 2024 and 9.00% Senior Notes that were issued in April 2024, respectively.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the six months ended June 30, 2024, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $1.5 million compared to a provision for credit losses of $0.3 million for the six months ended June 30, 2023. The reversal of provision for the current period primarily reflects the run-off of loans held at carrying value and minor changes to modeling assumptions.
Provision for Credit Losses on Other Assets

For the six months ended June 30, 2024, we recorded a provision for credit losses on Other Assets of $1.1 million, related to an uncollectible receivable from an unrelated third party servicer. No such provision was recorded for the six months ended June 30, 2023.
Other Income/(Loss), net

For the six months ended June 30, 2024, Other Income/(Loss), net was $52.3 million, compared to an Other Income/(Loss), net of $46.8 million for the six months ended June 30, 2023.  The components of Other Income/(Loss), net for the six months ended June 30, 2024 and 2023 are summarized in the table below:

	Six Months Ended June 30,
(In Thousands)	2024	2023
Net gain/(loss) on residential whole loans measured at fair value through earnings	$4,917	$(1,529)
Impairment and other net gain/(loss) on securities and other portfolio investments	(7,618)	(1,638)
Net gain/(loss) on real estate owned	2,871	6,095
Net gain/(loss) on derivatives used for risk management purposes	66,028	39,243
Net gain/(loss) on securitized debt measured at fair value through earnings	(33,104)	(24,331)
Lima One - origination, servicing and other fee income	15,547	20,453
Net realized gain/(loss) on residential whole loans held at carrying value	418	—
Other, net	3,192	8,506
Other Income/(Loss), net	$52,251	$46,799

Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense increased $4.8 million to $47.2 million for the six months ended June 30, 2024, compared to $42.4 million for the six months ended June 30, 2023, primarily reflecting an increase in long-term incentive compensation and higher salaries expense at Lima One.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses increased by $1.6 million to $22.8 million for the six months ended June 30, 2024, compared to $21.2 million for the six months ended June 30, 2023, primarily reflecting higher costs associated with IT infrastructure at our corporate offices, partially offset by lower depreciation.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $1.4 million, or 8.0%, primarily due to lower expenses recognized related to loan securitization activities.
Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
June 30, 2024	1.19%	6.85%	1.49	17.36%	4.7	1.7
June 30, 2023	1.00%	4.68%	2.33	21.39%	3.9	1.9
(1)Reflects annualized net income divided by average total assets.
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

The following table provides a reconciliation of our GAAP net income/(loss) used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
GAAP Net income/(loss) used in the calculation of basic EPS	$33,614	$14,827	$81,527	$(64,657)	$(34,146)	$64,565

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	(16,430)	11,513	(224,272)	132,894	130,703	(129,174)
Securities held at fair value	4,026	4,776	(21,371)	13,439	3,698	(2,931)
Residential whole loans and securities at carrying value	(2,668)	(418)	332	—	—	—
Interest rate swaps	10,237	(23,182)	97,400	(9,433)	(37,018)	40,747
Securitized debt held at fair value	7,597	20,169	108,693	(40,229)	(30,908)	48,846
Investments in loan origination partners	1,484	—	254	722	872	—
Expense items:
Amortization of intangible assets	800	800	800	800	1,300	1,300
Equity based compensation	3,899	6,243	3,635	4,447	3,932	3,020
Securitization-related transaction costs	3,009	1,340	2,702	3,217	2,071	4,602
Total adjustments	11,954	21,241	(31,827)	105,857	74,650	(33,590)
Distributable earnings	$45,568	$36,068	$49,700	$41,200	$40,504	$30,975

GAAP earnings/(loss) per basic common share	$0.32	$0.14	$0.80	$(0.64)	$(0.34)	$0.63
Distributable earnings per basic common share	$0.44	$0.35	$0.49	$0.40	$0.40	$0.30
Weighted average common shares for basic earnings per share	103,446	103,175	102,266	102,255	102,186	102,155

Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
June 30, 2024	1.95%	11.35%	0.80
March 31, 2024	1.63	8.94	1.00
December 31, 2023	2.23	12.29	0.71
September 30, 2023	1.98	10.36	0.88
June 30, 2023	2.06	9.81	0.88
March 31, 2023	1.69	7.76	1.17
(1)Reflects annualized Distributable earnings before preferred dividends divided by average total assets.
(2)Reflects annualized Distributable earnings before preferred dividends divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by Distributable earnings per share.

Segment Reporting (using Distributable earnings)

The following table presents our non-GAAP Distributable earnings by segment for the quarterly period below:

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three Months Ended June 30, 2024
GAAP Net income/(loss) used in the calculation of basic EPS	$61,223	$4,876	$(32,485)	$33,614
Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	(28,474)	12,044	—	(16,430)
Securities held at fair value	4,026	—	—	4,026
Residential whole loans and securities at carrying value	(2,668)	—	—	(2,668)
Interest rate swaps	7,863	2,374	—	10,237
Securitized debt held at fair value	4,179	3,418	—	7,597
Investments in loan origination partners	—	—	1,484	1,484
Expense items:
Amortization of intangible assets	—	800	—	800
Equity based compensation	—	279	3,620	3,899
Securitization-related transaction costs	(197)	—	3,206	3,009
Total adjustments	$(15,271)	$18,915	$8,310	$11,954
Distributable earnings	$45,952	$23,791	$(24,175)	$45,568

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three Months Ended March 31, 2024
GAAP Net income/(loss) used in the calculation of basic EPS	$36,363	$10,655	$(32,191)	$14,827
Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	8,699	2,814	—	11,513
Securities held at fair value	4,776	—	—	4,776
Residential whole loans and securities at carrying value	(418)	—	—	(418)
Interest rate swaps	(17,068)	(6,114)	—	(23,182)
Securitized debt held at fair value	9,591	10,578	—	20,169
Investments in loan origination partners	—	—	—	—
Expense items:
Amortization of intangible assets	—	800	—	800
Equity based compensation	—	261	5,982	6,243
Securitization-related transaction costs	197	—	1,143	1,340
Total adjustments	$5,777	$8,339	$7,125	$21,241
Distributable earnings	$42,140	$18,994	$(25,066)	$36,068

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
GAAP Total Stockholders’ Equity	$1,883.2	$1,884.2	$1,899.9	$1,848.5	$1,944.8	$2,018.6
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,408.2	1,409.2	1,424.9	1,373.5	1,469.8	1,543.6
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	(26.8)	(35.4)	(35.6)	(85.3)	(58.3)	(33.9)
Fair value adjustment to Securitized debt, at carrying value	82.3	88.4	95.6	122.5	129.8	122.4
Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,463.7	$1,462.2	$1,484.9	$1,410.7	$1,541.3	$1,632.1
GAAP book value per common share	$13.80	$13.80	$13.98	$13.48	$14.42	$15.15
Economic book value per common share	$14.34	$14.32	$14.57	$13.84	$15.12	$16.02
Number of shares of common stock outstanding	102.1	102.1	101.9	101.9	101.9	101.9
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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, at June 30, 2024, we had approximately 2.0 million shares of common stock available for issuance pursuant to our Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or DRSPP) shelf registration statement. The Company did not issue any shares pursuant to its DRSPP during the six months ended June 30, 2024.

On February 29, 2024, we entered into a distribution agreement pursuant to which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300 million, from time to time, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the ATM Program). During the six months ended June 30, 2024, we did not sell any shares of common stock through the ATM Program. At June 30, 2024, $300 million remained available under the distribution agreement.

On February 29, 2024, we announced our Board had authorized a new $200 million stock repurchase program with respect to our common stock, which will be in effect through the end of 2025. The new stock repurchase program supersedes the prior stock repurchase program in its entirety. Refer to Part II, Item 2 for further information about the stock repurchase program. During the six months ended June 30, 2024, we did not repurchase any share of common stock through the stock repurchase program. At June 30, 2024, $200 million remained available under the current Board authorization for the purchase of common stock under our stock repurchase program.

In February 2023, our Board authorized a repurchase program for our Convertible Senior Notes pursuant to which we could repurchase up to $100 million of our Convertible Senior Notes. During the three months ended March 31, 2024, we repurchased $39.9 million principal amount of our Convertible Senior Notes for $39.8 million and recorded a loss of $0.1 million to Other Income/(Loss), net on the consolidated statement of operations. During the year ended December 31, 2023, we repurchased $20.4 million principal amount of the Convertible Senior Notes for $20.2 million and recorded a gain of $0.1 million to Other Income/(Loss), net on the consolidated statement of operations. During the three months ended June 30, 2024, the Convertible Senior Notes matured and we repaid the amount in full.

Financing Agreements

Our borrowings under financing agreements include a combination of shorter and longer term arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of June 30, 2024, we had $2.7 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $6.1 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders, and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At June 30, 2024, we had unused financing capacity of approximately $2.7 billion across our financing arrangements for all collateral types.
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

At June 30, 2024, we had a total of $3.9 billion of residential whole loans and securities and $17.8 million of restricted cash pledged to our financing counterparties excluding securitized debt. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2024	$3,556,701	$3,660,342	$3,660,342	$5,029,703	$5,047,613	$5,078,946
March 31, 2024	3,645,218	3,611,212	3,686,018	4,792,515	4,794,400	4,812,304
December 31, 2023	3,682,792	3,576,952	3,717,477	4,438,548	4,750,805	4,750,805
September 30, 2023	3,574,547	3,486,440	3,766,848	4,014,161	4,332,936	4,332,936
June 30, 2023	3,148,269	3,370,327	3,370,327	3,924,422	3,969,274	4,043,482
March 31, 2023	3,145,555	3,042,802	3,189,587	3,680,042	3,830,309	3,838,654
(1)The information presented in the table above excludes Senior notes (Note 6).

Cash Flows and Liquidity for the Six Months Ended June 30, 2024

Our cash, cash equivalents and restricted cash increased by $53.2 million during the six months ended June 30, 2024, reflecting:  $272.7 million used in our investing activities, $225.9 million provided by our financing activities and $99.9 million provided by our operating activities.

At June 30, 2024, our debt-to-equity multiple was 4.7 times compared to 4.5 times at December 31, 2023. Our recourse leverage multiple at June 30, 2024 was 1.7 times compared to 1.7 times at December 31, 2023. At June 30, 2024, we had borrowings under asset-backed financing agreements of $3.7 billion, of which $2.9 billion were secured by residential whole loans, $730.8 million were secured by securities and $25.8 million were secured by REO. In addition, at June 30, 2024, we had securitized debt of $5.0 billion in connection with our loan securitization transactions. At December 31, 2023, we had borrowings under asset-backed financing agreements of $3.6 billion, of which $2.9 billion were secured by residential whole loans, $622.6 million were secured by securities and $25.2 million were secured by REO. In addition, at December 31, 2023, we had securitized debt of $4.8 billion in connection with our loan securitization transactions.

During the six months ended June 30, 2024, $272.7 million was used in our investing activities.  We utilized $1,453.1 million for acquisitions and origination of residential whole loans, loan related investments and capitalized advances. During the six months ended June 30, 2024, we received $1,002.1 million of principal payments on residential whole loans and loan related investments, $166.4 million of proceeds from the sale of residential whole loans, and $49.8 million of proceeds on sales of REO.  In addition, during the six months ended June 30, 2024, we utilized $175.5 million for acquisitions of securities and received cash proceeds of $29.6 million from sales of securities and other assets and $26.3 million from principal payments on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged for Margin Activity			Cash and Securities Received for Reverse Margin	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin
(In Thousands)
June 30, 2024	$—	$6,795	$6,795	$17,348	$10,553
March 31, 2024	17,379	3,358	20,737	16,514	(4,223)
December 31, 2023	10,616	4,085	14,701	23,060	8,359
September 30, 2023	35,690	4,363	40,053	34,846	(5,207)
June 30, 2023	5,982	2,909	8,891	5,328	(3,563)
March 31, 2023	676	2,965	3,641	6,529	2,888
(1) Excludes variation margin payments on our cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of June 30, 2024.

During the six months ended June 30, 2024, we paid $71.8 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $16.4 million on our preferred stock. On June 11, 2024, we declared our second quarter 2024 dividend on our common stock of $0.35 per share; on July 31, 2024, we paid this dividend, which totaled approximately $36.0 million, including dividend equivalents of approximately $318,000.

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

The fair value of our Business purpose and Non-QM loans is typically dependent on the value of the underlying real estate collateral, as well as the level of interest rates. Because these loans are primarily newly or recently originated performing loans, we believe these investments exhibit positive duration. Given the short duration of our Single-family and Multifamily transitional loans, we believe the fair value of these loans exhibits little sensitivity to changes in interest rates. We estimate the duration of these Business purpose and Non-QM loans using management’s assumptions.
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

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio at June 30, 2024. All changes in income and value are measured as the percentage change from the projected net interest income (over a 12 month period) and portfolio value under the base interest rate scenario at June 30, 2024.

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$(149,944)	(0.63)%	(1.37)%
+ 50 Basis Point Increase	$(68,194)	(0.16)%	(0.62)%
Actual at June 30, 2024	$—	—%	—%
- 50 Basis Point Decrease	$54,637	0.22%	0.50%
-100 Basis Point Decrease	$95,717	0.55%	0.87%
(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our Swaps, securitized debt, and other fixed-rate debt.
(3)Includes the impact of the net carry on our Swaps.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2024. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At June 30, 2024, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because the presence of this floor could limit the potential impact of an interest rate decrease in certain rate environments, hypothetical interest rate shock decreases below the assumed floor could cause changes in the fair value of our financial instruments and our net interest income in excess of the amounts assumed.

At June 30, 2024, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.12 which is the weighted average of 3.48 for our Residential whole loans, 3.09 for our Securities investments, (2.60) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.01 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.49), which is the weighted average of (0.50) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (0.93) for our Securities and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Credit Risk

We are exposed to credit risk through our credit sensitive residential mortgage investments, in particular residential whole loans and certain of our securities investments. We do not believe we are exposed to credit risk in our Agency MBS portfolio,

Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:

Residential Whole Loans

We are exposed to credit risk from our investments in residential whole loans. Credit risk on our residential whole loans is mitigated through our process to underwrite the loan before it is acquired and/or originated and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Single-family and Multifamily transitional loans. Given the extent of home price appreciation that has occurred since the majority of our loans collateralized by single-family homes were acquired or originated, we estimate that current LTVs have decreased significantly, further mitigating the risk of material credit losses on this portfolio. As a result of higher cap rates and an increasing supply of multifamily units in certain markets, we estimate that current LTVs on certain of our Multifamily transitional loans may have increased since origination, increasing the risk of credit losses on this portfolio.

Our investment process for Legacy RPL/NPL loans is focused on quantifying and pricing credit risk. Legacy RPL/NPL loans are acquired at purchase prices that are generally discounted to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as we generally own the mortgage-servicing rights associated with these loans, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that delinquencies and defaults on these loans are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

The following table presents certain information about our Residential whole loans at June 30, 2024:

	Single-family transitional loans		Multifamily transitional loans		Single-family rental loans		Non-QM loans		Legacy RPL/NPL loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%
Amortized cost	$1,169,050	$58,901	$1,076,912	$108,605	$1,691,158	$29,035	$4,073,457	$219,660	$920,221	$130,672
Unpaid principal balance (UPB)	$1,168,044	$58,692	$1,076,014	$108,599	$1,683,887	$28,992	$3,968,593	$215,324	$1,077,230	$207,002
Weighted average coupon (1)	10.5%	8.7%	9.0%	8.1%	6.6%	5.3%	6.1%	6.7%	5.1%	5.0%
Weighted average term to maturity (months)	6	1	11	8	330	323	340	346	249	301
Weighted average LTV (2)	65%	123%	63%	100%	67%	172%	63%	85%	46%	103%
Loans 90+ days delinquent UPB	$66,406	$30,523	$30,556	$8,002	$32,475	$25,662	$83,476	$8,321	$173,783	$58,156
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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $467.2 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 74%. For certain Multifamily transitional loans, totaling $498.7 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 72%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of certain of our residential whole loan portfolio and in total at June 30, 2024:

	Business purpose loans		Non-QM loans		Legacy RPL/NPL loans		All Loans
Rank	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB
1	TX	11.4%	CA	51.3%	CA	21.9%	CA	26.7%
2	FL	11.2%	FL	16.4%	NY	16.6%	FL	12.8%
3	GA	9.2%	TX	4.9%	FL	7.3%	TX	7.3%
4	NY	5.8%	AZ	3.0%	NJ	7.1%	NY	5.2%
5	OH	5.5%	WA	2.5%	MD	5.1%	GA	4.9%

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

At June 30, 2024, we had access to various sources of liquidity, including $289.4 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at June 30, 2024, we had $81.7 million of unencumbered residential whole loans.

Prepayment Risk

Premiums arise when we acquire an MBS or loan at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance.  Conversely, discounts arise when we acquire an MBS or loan at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Single-family rental and Non-QM loans, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets. Fees payable by borrowers on the early repayment of certain of our Business purpose and Non-QM loans serve to mitigate the impact on our income of higher prepayment rates. Generally, if prepayments on residential whole loans purchased at significant discounts and not accounted for at fair value are less than anticipated, we expect that the income recognized on these assets will be reduced and impairments and/or credit loss reserves may result.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2024, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2024. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

At June 30, 2024, $200 million remained available under the current authorization for the purchase of our common stock under the stock repurchase program.

We engaged in no share repurchase activity during the second quarter of 2024 pursuant to the stock repurchase program nor did we withhold shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to satisfy tax and payroll withholding obligations resulting from the vesting and settlement of restricted stock awards and/or restricted stock units (RSUs).

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

4.1
Indenture, dated June 3, 2019, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K, dated June 3, 2019.

4.2
Third Supplemental Indenture, dated April 17, 2024, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form 8-A, dated April 17, 2024).

4.3
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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023; (ii) our Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2024 and 2023; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three and six months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2024 and 2023; (v) our Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and 2023; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2024	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Michael Roper
Michael Roper
Chief Financial Officer

