Form 10-Q
period 2024-09-30
MFA FINANCIAL, INC.
filed 2024-11-06
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024

or
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
102,082,561 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 31, 2024.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Residential whole loans, net ($7,674,741 and $7,511,508 held at fair value, respectively) (1)(2)	$9,027,371	$9,041,292
Securities, at fair value (2)	1,140,036	746,090
Cash and cash equivalents	305,560	318,000
Restricted cash	197,348	170,211
Other assets (2)	489,531	497,097
Total Assets	$11,159,846	$10,772,690

Liabilities:
Financing agreements ($5,097,002 and $4,633,660 held at fair value, respectively)	$8,922,502	$8,536,745
Other liabilities	356,876	336,030
Total Liabilities	$9,279,378	$8,872,775

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 102,083 and 101,916 shares issued and outstanding, respectively	1,021	1,019
Additional paid-in capital, in excess of par	3,709,534	3,698,767
Accumulated deficit	(1,840,399)	(1,817,759)
Accumulated other comprehensive income	10,122	17,698
Total Stockholders’ Equity	$1,880,468	$1,899,915
Total Liabilities and Stockholders’ Equity	$11,159,846	$10,772,690
(1)Includes approximately $6.3 billion and $5.7 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at September 30, 2024 and December 31, 2023, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2024	2023	2024	2023
Interest Income:
Residential whole loans	$157,406	$140,538	$480,788	$388,096
Securities, at fair value	14,742	11,945	41,363	29,201
Other interest-earning assets	4,001	2,587	6,341	7,560
Cash and cash equivalent investments	5,825	4,095	17,144	10,863
Interest Income	$181,974	$159,165	$545,636	$435,720

Interest Expense:
Asset-backed and other collateralized financing arrangements	$126,833	$109,088	$377,030	$293,852
Other interest expense	4,516	3,936	16,678	11,853
Interest Expense	$131,349	$113,024	$393,708	$305,705

Net Interest Income	$50,625	$46,141	$151,928	$130,015

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$1,942	$1,258	$3,481	$977
Reversal/(Provision) for Credit Losses on Other Assets	—	—	(1,135)	—
Net Interest Income after Reversal/(Provision) for Credit Losses	$52,567	$47,399	$154,274	$130,992

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$143,416	$(132,894)	$148,333	$(134,423)
Impairment and other net gain/(loss) on securities and other portfolio investments	22,928	(14,161)	15,310	(15,799)
Net gain/(loss) on real estate owned	241	2,409	3,112	8,504
Net gain/(loss) on derivatives used for risk management purposes	(56,818)	34,860	9,210	74,103
Net gain/(loss) on securitized debt measured at fair value through earnings	(75,273)	36,431	(108,377)	12,100
Lima One mortgage banking income	8,921	12,109	24,468	32,562
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	418	—
Other, net	(3,131)	1,418	61	9,924
Other Income/(Loss), net	$40,284	$(59,828)	$92,535	$(13,029)

Operating and Other Expense:
Compensation and benefits	$22,417	$24,051	$69,632	$66,452
Other general and administrative expense	11,430	10,075	34,260	31,272
Loan servicing, financing and other related costs	8,503	8,989	24,262	26,126
Amortization of intangible assets	800	800	2,400	3,400
Operating and Other Expense	$43,150	$43,915	$130,554	$127,250

Income/(loss) before income taxes	$49,701	$(56,344)	$116,255	$(9,287)
Provision for/(benefit from) income taxes	1,518	94	2,913	295
Net Income/(Loss)	$48,183	$(56,438)	$113,342	$(9,582)
Less Preferred Stock Dividend Requirement	$8,219	$8,219	$24,656	$24,656
Net Income/(Loss) Available to Common Stock and Participating Securities	$39,964	$(64,657)	$88,686	$(34,238)

Basic Earnings/(Loss) per Common Share	$0.38	$(0.64)	$0.85	$(0.34)
Diluted Earnings/(Loss) per Common Share	$0.37	$(0.64)	$0.83	$(0.34)
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Net income/(loss)	$48,183	$(56,438)	$113,342	$(9,582)
Other Comprehensive Income/(Loss):
Unrealized gains/(losses) on securities available-for-sale	(202)	933	2,410	(6,988)
Reclassification adjustment for securities sales included in net income	(7,328)	—	(9,986)	—
Other Comprehensive Income/(Loss)	(7,530)	933	(7,576)	(6,988)
Comprehensive Income/(Loss) before preferred stock dividends	$40,653	$(55,505)	$105,766	$(16,570)
Dividends required on preferred stock	(8,219)	(8,219)	(24,656)	(24,656)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$32,434	$(63,724)	$81,110	$(41,226)
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2024
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	8,000	$80	11,000	$110	101,916	$1,019	$3,698,767	$(1,817,759)	$17,698	$1,899,915
Net income	—	—	—	—	—	—	—	23,213	—	23,213
Issuance of common stock, net of expenses	—	—	—	—	297	3	(20)	—	—	(17)
Repurchase of shares of common stock (1)	—	—	—	—	(131)	(1)	(1,491)	—	—	(1,492)
Equity based compensation expense	—	—	—	—	—	—	5,986	—	—	5,986
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,011)	—	(1,011)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,729)	—	(35,729)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—		—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(287)	—	(287)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	1,828	1,828
Balance at March 31, 2024	8,000	$80	11,000	$110	102,082	$1,021	$3,703,242	$(1,839,792)	$19,526	$1,884,187
Net income	—	—	—	—	—	—	—	41,946	—	41,946
Issuance of common stock, net of expenses	—	—	—	—	1	—	(18)	—	—	(18)
Equity based compensation expense	—	—	—	—	—	—	4,662	—	—	4,662
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,729)	—	(35,729)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(318)	—	(318)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,874)	(1,874)
Balance at June 30, 2024	8,000	$80	11,000	$110	102,083	$1,021	$3,707,886	$(1,843,507)	$17,652	$1,883,242
Net income	—	—	—	—	—	—		48,183	—	48,183
Issuance of common stock, net of expenses	—	—	—	—	—		(20)	—	—	(20)
Equity based compensation expense	—	—	—	—	—		1,668	—	—	1,668
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—		(836)	—	(836)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—		(35,729)	—	(35,729)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—		(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—		(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—		(291)	—	(291)
Change in unrealized gains on securities, net	—	—	—	—	—	—			(7,530)	(7,530)
Balance at September 30, 2024	8,000	$80	11,000	$110	102,083	$1,021	$3,709,534	$(1,840,399)	$10,122	$1,880,468
(1)  For the nine months ended September 30, 2024 includes approximately $1.5 million (129,949 shares) surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2023
	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In Thousands, Except Per Share Amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	8,000	$80	11,000	$110	101,802	$1,018	$3,684,291	$(1,717,991)	$21,341	$1,988,849
Net income	—	—	—	—	—	—	—	72,784	—	72,784
Issuance of common stock, net of expenses	—	—	—	—	168	1	17	—	—	18
Repurchase of shares of common stock (1)	—	—	—	—	(58)	—	(599)	—	—	(599)
Equity based compensation expense	—	—	—	—	—	—	3,019	—	—	3,019
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	557	(932)	—	(375)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,669)	—	(35,669)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(86)	—	(86)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,116)	(1,116)
Balance at March 31, 2023	8,000	$80	11,000	$110	101,912	$1,019	$3,687,285	$(1,690,113)	$20,225	$2,018,606
Net loss	—	—	—	—	—	—	—	(25,928)	—	(25,928)
Issuance of common stock, net of expenses	—	—	—	—	4	—	16	—	—	16
Equity based compensation expense	—	—	—	—	—	—	3,932	—	—	3,932
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,044)	—	(1,044)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,671)	—	(35,671)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(118)	—	(118)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(6,805)	(6,805)
Balance at June 30, 2023	8,000	$80	11,000	$110	101,916	$1,019	$3,691,233	$(1,761,093)	$13,420	$1,944,769
Net loss	—	—	—	—	—	—	—	(56,438)	—	(56,438)
Issuance of common stock, net of expenses	—	—	—	—	—	—	(20)	—	—	(20)
Equity based compensation expense	—	—	—	—	—	—	4,193	—	—	4,193
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(912)	—	(912)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,671)	—	(35,671)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(119)	—	(119)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	933	933
Balance at September 30, 2023	8,000	$80	11,000	$110	101,916	$1,019	$3,695,406	$(1,862,452)	$14,353	$1,848,516
(1)  For the nine months ended September 30, 2023 includes approximately $0.6 million (58,505 shares) surrendered for tax purposes related to equity-based compensation awards.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
(In Thousands)	2024	2023
Cash Flows From Operating Activities:
Net income/(loss)	$113,342	$(9,582)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net (gain)/loss on residential whole loans	(152,682)	134,423
Impairment and other net (gain)/loss on securities and other portfolio investments, net	(16,597)	15,142
Net gain on real estate owned	(2,715)	(8,380)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	(6,265)	(14,650)
Provision/(reversal of provision) for credit losses on residential whole loans and other assets	(2,346)	1,363
Net (gain)/loss on derivatives used for risk management purposes	44,155	(3,571)
Net (gain)/loss on securitized debt measured at fair value through earnings	99,241	(22,291)
Net margin received/(paid) for derivatives used for risk management purposes	(31,221)	68,337
Net other non-cash (gains)/losses included in net income	60,099	21,093
(Increase)/decrease in other assets	(14,228)	(88,645)
Increase/(decrease) in other liabilities	(2,110)	11,683
Net cash provided by/(used in) operating activities	$88,673	$104,922
Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(2,020,095)	$(2,151,734)
Proceeds from sales of residential whole loans	407,702	264,935
Principal payments on residential whole loans and loan related investments	1,610,746	1,070,744
Purchases of securities	(404,016)	(535,658)
Proceeds from sales of securities and other assets	45,619	5,067
Principal payments on securities	44,584	26,739
Proceeds from sales of real estate owned	68,156	92,410
Other investing activities	64,509	(12,883)
Net cash provided by/(used in) investing activities	$(182,795)	$(1,240,380)
Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(1,526,702)	$(1,988,935)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	1,938,406	2,128,152
Principal payments on other collateralized financing agreements	(2,036,761)	(1,412,363)
Proceeds from borrowings under other collateralized financing agreements	1,927,401	2,520,218
Payments made for other collateralized financing agreement related costs	(5,054)	(9,891)
Redemption and repurchase of convertible senior notes	(209,558)	(10,309)
Proceeds from issuance of senior notes	182,676	—
Payments made for settlements and unwinds of Swaps	(27,530)	—
Proceeds from issuances of common stock, net of expenses	(61)	13
Payments made for the repurchase of common stock	(1,491)	—
Dividends paid on preferred stock	(24,656)	(24,656)
Dividends paid on common stock and dividend equivalents	(107,851)	(107,314)
Net cash provided by/(used in) financing activities	$108,819	$1,094,915
Net increase/(decrease) in cash, cash equivalents and restricted cash	$14,697	$(40,543)
Cash, cash equivalents and restricted cash at beginning of period	$488,211	$494,081
Cash, cash equivalents and restricted cash at end of period	$502,908	$453,538

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$389,456	$293,887

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$82,083	$66,171
Transfer from commercial loans to real estate owned	$15,217	$—
Dividends and dividend equivalents declared and unpaid	$36,020	$35,789
Payable for purchase of unsettled Agency MBS	$65,338	$—
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2024 and results of operations for all periods presented have been made.  The results of operations for the three and nine months ended September 30, 2024 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas: impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), certain securities designated as available-for- sale (“AFS”) (see Note 4), certain Other assets (see Note 5), valuation of Securities, at fair value (see Notes 4 and 13), income recognition and valuation of residential whole loans (see Notes 3 and 13), valuation of financing agreements (Notes 6 and 13), and valuation of derivative instruments (see Notes 5(e) and 13). In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 8).  Actual results could differ from those estimates.

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

(b)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed- and adjustable-rate residential mortgage loans acquired through consolidated trusts in secondary market transactions or originated by our indirect wholly owned subsidiary, Lima One Capital, LLC (together with its parent company, Lima One Holdings, LLC, “Lima One”). The accounting model utilized by the Company is determined at the time each loan package is initially acquired or each loan is originated. Prior to the second quarter of 2021, the Company typically elected the fair value option on loans that were 60 or more days delinquent at purchase. All other loans purchased prior to the second quarter of 2021 were typically held at carrying value. Starting in the second quarter of 2021, the Company began to elect the fair value option for all loans originated or acquired. The accounting model initially applied to loan originations and acquisitions is not

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
permitted to be subsequently changed. Consequently, the Company is not permitted to retroactively apply fair value accounting to loans held at carrying value acquired in periods prior to the second quarter of 2021.

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
SEPTEMBER 30, 2024
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
SEPTEMBER 30, 2024
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
SEPTEMBER 30, 2024
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

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $305.6 million and $318.0 million, respectively. At September 30, 2024 and December 31, 2023, the Company had $198.6 million and $151.3 million, respectively, of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, Swaps, consolidated securitization trusts and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements, Swap counterparties and/or trust obligations or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements, Swaps and/or securitizations.  The Company had aggregate restricted cash of $197.3 million and $170.2 million at September 30, 2024 and December 31, 2023, respectively (see Notes 5(e), 6 and 13).
(f)  Goodwill & Intangible Assets

At September 30, 2024 and December 31, 2023, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $5.6 million and $8.0 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through September 30, 2024, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

(g) Real Estate Owned (“REO”)

REO represents real estate acquired by the Company, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans. Generally, REO acquired through foreclosure or deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs. REO acquired in connection with the acquisition of residential whole loans is initially recorded at its purchase price. Subsequent to acquisition, REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of an REO property that has a fair value at or below its carrying amount are reported in Other Income/(Loss), net on the Company’s consolidated statements of operations (see Note 5).

Certain multifamily REO properties and Commercial properties held within unconsolidated VIEs acquired by the Company are not immediately available for sale because we generally intend to stabilize the operations at such properties. Therefore, each property is measured at fair value at acquisition and then depreciated over the expected useful life. The amounts reported in the balance sheet at any given period represent the amortized cost of the property until there is a planned sale, at which point the carrying value would be updated to fair value less estimated selling costs.

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

Leasehold Improvements, Real estate and Other Depreciable Assets

Depreciation is computed on the straight-line method over the estimated useful life of the related assets or, in the case of leasehold improvements, over the shorter of the useful life or the lease term.  Furniture, fixtures, computers and related hardware have estimated useful lives ranging from five to fifteen years at the time of purchase. Multifamily REO properties have estimated useful lives of 30 years at the time of acquisition and Commercial properties held within unconsolidated VIEs have estimated useful lives of 39 years.

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
SEPTEMBER 30, 2024
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

The Company has made annual grants of restricted stock units (“RSUs”) under the Company’s Equity Compensation Plan (the “Equity Plan”), certain of which cliff vest after a three-year period, subject only to continued employment, and others of which cliff vest after a three-year period, subject to both continued employment and the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total shareholder return (“TSR”) during that three-year period, as well as the TSR of the Company relative to the TSR of a group of peer companies (over the three-year period) selected by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) at the date of grant. The features in these awards related to the attainment of TSR over a specified period constitute a “market condition,” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair value of the RSUs, which is recognized as compensation expense over the relevant vesting period.  The amount of compensation expense recognized is not dependent on whether the market condition was or will be achieved.
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
SEPTEMBER 30, 2024
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
SEPTEMBER 30, 2024
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

The Company also has investments in three VIEs, in which it is not considered to be the primary beneficiary and which are therefore not consolidated, but the VIEs are considered equity method investments. Each of these VIEs own a commercial property upon which the Company has foreclosed, as further described in Note 5.

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

(r) Contingencies

Lima One had reached an agreement, or was in the process of reaching an agreement, on certain state and local governmental incentives, in connection with its agreement to lease new office space for its headquarters in Greenville, SC based on certain anticipated capital expenditures and anticipated job creation. However, this lease agreement was terminated prior to commencement and primarily all of the incentives will, therefore, require renegotiation. These incentives are generally recognized when there is reasonable assurance that the incentive will be received and that the Company will comply with the conditions specified in the related agreement. These incentives have commitment terms of up to ten years and may be subject to clawback if the commitments are not fulfilled. No material amounts related to any incentives have been recognized through September 30, 2024.
(s)  New Accounting Standards and Interpretations

As of September 30, 2024, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at September 30, 2024 and December 31, 2023 are approximately $9.0 billion and $9.0 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for loans that were 60 or more days delinquent at purchase.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at September 30, 2024 and December 31, 2023:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Business purpose loans:
Single-family transitional loans (1)	$25,382	$35,467	$1,127,519	$1,157,732	$1,152,901	$1,193,199
Multifamily transitional loans	—	—	1,058,079	1,168,297	1,058,079	1,168,297
Single-family rental loans (2)	119,153	172,213	1,353,909	1,462,583	1,473,062	1,634,796
Total Business purpose loans	$144,535	$207,680	$3,539,507	$3,788,612	$3,684,042	$3,996,292
Non-QM loans	751,550	843,884	3,421,247	2,961,693	4,172,797	3,805,577
Legacy RPL/NPL loans	467,202	498,671	658,078	705,424	1,125,280	1,204,095
Other loans	—	—	55,909	55,779	55,909	55,779
Allowance for Credit Losses	(10,657)	(20,451)	—	—	(10,657)	(20,451)
Total Residential whole loans	$1,352,630	$1,529,784	$7,674,741	$7,511,508	$9,027,371	$9,041,292
Number of loans	5,757	6,326	18,837	19,075	24,594	25,401
(1)Includes $446.5 million and $471.1 million of loans collateralized by new construction projects at origination as of September 30, 2024 and December 31, 2023, respectively.
(2) As of September 30, 2024, no loans were held-for-sale and as of December 31, 2023, $13.6 million of held-for sale loans were included in the carrying value. For the three months ended March 31, 2024, the Company recorded a $0.5 million gain on these loans resulting from their sale. There were no other gains or losses on held-for-sale loans for the three months ended June 30, 2024 and September 30, 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The following tables presents additional information regarding the Company’s Residential whole loans:

September 30, 2024

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB				60+ Days Past Due %
(Dollars In Thousands)									Past Due Days
								Current	30-59	60-89	90+
Business purpose loans:
Single-family transitional (4)	$1,151,733	$1,152,489	$1,158,413	10.46%	6	67%	748	$1,021,676	$41,089	$6,034	$89,614	8.3%
Multifamily transitional (4)	1,058,079	1,058,079	1,102,732	9.06%	9	67%	748	994,102	47,898	10,800	49,932	5.5%
Single-family rental	1,472,687	1,474,723	1,505,242	6.43%	325	68%	738	1,436,384	16,896	5,180	46,782	3.5%
Total business purpose loans	$3,682,499	$3,685,291	$3,766,387	8.44%		68%		$3,452,162	$105,883	$22,014	$186,328	5.5%
Non-QM loans	4,171,055	4,145,143	4,264,091	6.26%	339	64%	735	4,013,257	100,943	37,025	112,866	3.5%
Legacy RPL/NPL loans	1,117,908	1,147,684	1,250,859	5.15%	255	55%	647	854,721	128,022	48,794	219,322	21.4%
Other loans	55,909	55,909	64,875	3.44%	323	65%	757	64,875	—	—	—	—%
Residential whole loans, total or weighted average	$9,027,371	$9,034,027	$9,346,212	6.99%		64%		$8,385,015	$334,848	$107,833	$518,516	6.7%

December 31, 2023

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB				60+ Days Past Due %
(Dollars In Thousands)									Past Due Days
								Current	30-59	60-89	90+
Business purpose loans:
Single-family transitional (4)	$1,190,612	$1,191,715	$1,197,346	10.01%	7	66%	747	$1,070,759	$27,246	$17,004	$82,337	8.3%
Multifamily transitional (4)	1,168,297	1,168,297	1,170,775	8.41%	14	63%	747	1,116,402	33,778	9,614	10,981	1.8%
Single-family rental	1,630,442	1,628,734	1,729,923	6.30%	320	70%	738	1,636,810	12,543	12,314	68,256	4.7%
Total business purpose loans	$3,989,351	$3,988,746	$4,098,044	7.99%		67%		$3,823,971	$73,567	$38,932	$161,574	4.9%
Non-QM loans (5)	3,700,052	3,644,261	3,934,798	5.78%	344	65%	735	3,732,327	98,017	29,587	74,867	2.7%
Legacy RPL/NPL loans	1,192,457	1,213,199	1,355,280	5.03%	262	59%	648	896,587	142,240	44,609	271,844	23.3%
Other loans	55,779	55,779	66,830	3.44%	332	66%	758	65,094	1,508	—	228	0.3%
Residential whole loans, total or weighted average	$8,937,639	$8,901,985	$9,454,952	6.04%		65%		$8,517,979	$315,332	$113,128	$508,513	6.6%
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
(4)For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $459.2 million and $332.5 million at September 30, 2024 and December 31, 2023, respectively, and certain Multifamily transitional loans, totaling $568.3 million and $218.8 million at September 30, 2024 and December 31, 2023, respectively, an after repaired valuation was not available. For these loans, the weighted average LTV is calculated based on the current unpaid principal balance and the as-is value of the collateral securing the related loan.
(5)Excluded from the table above are approximately $103.7 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2023.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
During the three months ended March 31, 2024, Non-QM and Single-family rental loans with an unpaid principal balance of $171.0 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses, of $21.7 million. Upon sale, the Company reversed $23.7 million of previously recognized unrealized losses, resulting in a net gain of $2.0 million during the first quarter of 2024. During the three months ended June 30, 2024, Residential whole loans with an unpaid principal balance of $12.4 million were sold, realizing gains, before the impact of economic hedging and the reversal of previously recognized unrealized gains, of $0.4 million. Upon sale, the Company reversed $0.2 million of previously recognized unrealized gains, resulting in a net gain of $0.2 million during the second quarter of 2024. During the three months ended September 30, 2024, Residential whole loans with an unpaid principal balance of $235.6 million were sold, realizing gains, before the impact of economic hedging and the reversal of previously recognized unrealized gains, of $5.9 million. Upon sale, the Company reversed $5.8 million of previously recognized unrealized gains, resulting in a net gain of $0.1 million during the third quarter of 2024. No Residential whole loans were sold during the nine months ended September 30, 2023.

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential whole loans, at carrying value:

	Nine Months Ended September 30, 2024
(In Thousands)	Single-family transitional loans (1)(2)	Single-family rental loans	Non-QM loans	Legacy RPL/NPL loans (3)	Totals
Allowance for credit losses at December 31, 2023	$2,588	$4,355	$1,870	$11,638	$20,451
Current provision/(reversal)	(473)	228	(189)	(26)	(460)
Write-offs	(416)	59	—	(22)	(379)
Allowance for credit losses March 31, 2024	$1,699	$4,642	$1,681	$11,590	$19,612
Current provision/(reversal)	(317)	978	(326)	(1,414)	(1,079)
Write-offs	(81)	(5,011)	—	(170)	(5,262)
Allowance for credit losses at June 30, 2024	$1,301	$609	$1,355	$10,006	$13,271
Current provision/(reversal)	48	205	387	(2,582)	(1,942)
Write-offs	(181)	(439)	—	(52)	(672)
Allowance for credit losses at September 30, 2024	$1,168	$375	$1,742	$7,372	$10,657

	Nine Months Ended September 30, 2023
(In Thousands)	Single-family transitional loans (1)(2)	Single-family rental loans	Non-QM loans	Legacy RPL/NPL loans (3)	Totals
Allowance for credit losses at December 31, 2022	$5,223	$1,277	$7,359	$21,455	$35,314
Current provision/(reversal)	406	514	(214)	(391)	315
Write-offs	(2,003)	(451)	—	(113)	(2,567)
Allowance for credit losses at March 31, 2023	$3,626	$1,340	$7,145	$20,951	$33,062
Current provision/(reversal)	999	(103)	(233)	(398)	265
Write-offs	(1,785)	—	(206)	(301)	(2,292)
Allowance for credit losses at June 30, 2023	$2,840	$1,237	$6,706	$20,252	$31,035
Current provision/(reversal)	559	329	(2,627)	487	(1,252)
Write-offs	(881)	(235)	—	(110)	(1,226)
Allowance for credit losses at September 30, 2023	$2,518	$1,331	$4,079	$20,629	$28,557
(1)In connection with Single-family transitional loans at carrying value, the Company had unfunded commitments of $1.6 million and $5.4 million as of September 30, 2024 and 2023, respectively, with an allowance for credit losses of $0 and $38,000 at September 30, 2024 and 2023, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).
(2)Includes $18.9 million and $28.7 million of loans that were assessed for credit losses based on a collateral dependent methodology as of September 30, 2024 and 2023, respectively.
(3)Includes $39.3 million and $52.6 million of loans that were assessed for credit losses based on a collateral dependent methodology as of September 30, 2024 and 2023, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
The carrying value of Residential whole loans on nonaccrual status as of September 30, 2024 and December 31, 2023 was $618.2 million and $624.1 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized $2.9 million and $9.2 million of interest income on loans on nonaccrual status, including $1.9 million on its portfolio of loans which were non-performing at acquisition. At September 30, 2024 and December 31, 2023, there were approximately $42.9 million and $51.6 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.
During the three months ended September 30, 2024, the Company granted one loan modification in its carrying value loan portfolio with a term extension. The increase in average life for the loan with term extension was fifty-one months. As of September 30, 2024, the carrying value of this loan was approximately $0.1 million. As of September 30, 2024, this loan was not greater than 90 days delinquent.
During the past 12 months, the Company has granted three loan modifications in its carrying value loan portfolio which gave borrowers term extensions. The average increase in weighted average life was forty-three months. As of September 30, 2024, the carrying value of these loans was approximately $0.3 million, and two of these modifications were delinquent for 90 or more days.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The following table presents certain additional credit-related information regarding our Residential whole loans, at carrying value:

	Amortized Cost Basis by Origination Year and LTV Bands
(In Thousands)	2024 - 2022	2021	2020	Prior	Total
Business purpose loans
LTV <= 80% (1)	$—	$7,139	$17,139	$113,636	$137,914
LTV > 80% (1)	—	—	1,970	4,651	6,621
Total Business purpose loans	$—	$7,139	$19,109	$118,287	$144,535
Nine Months Ended September 30, 2024 Gross write-offs	$—	$12	$367	$5,690	$6,069
Non-QM loans
LTV <= 80% (1)	$—	$39,485	$157,870	$540,769	$738,124
LTV > 80% (1)	—	1,924	7,045	4,457	13,426
Total Non-QM loans	$—	$41,409	$164,915	$545,226	$751,550
Nine Months Ended September 30, 2024 Gross write-offs	$—	$—	$—	$—	$—
Legacy RPL/NPL loans
LTV <= 80% (1)	$—	$—	$—	$413,265	$413,265
LTV > 80% (1)	—	—	—	53,937	53,937
Total Legacy RPL/NPL loans	$—	$—	$—	$467,202	$467,202
Nine Months Ended September 30, 2024 Gross write-offs	$—	$—	$—	$245	$245
Total LTV <= 80% (1)	$—	$46,624	$175,009	$1,067,670	$1,289,303
Total LTV > 80% (1)	—	1,924	9,015	63,045	73,984
Total Residential whole loans, at carrying value	$—	$48,548	$184,024	$1,130,715	$1,363,287
Nine Months Ended September 30, 2024 Total Gross write-offs	$—	$12	$367	$5,935	$6,314
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV is not meaningful.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The following table presents vintage information regarding our Residential whole loans, at fair value:

	Fair Value by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Total
Single-family transitional loans	$455,519	$497,487	$149,391	$24,669	$407	$46	$1,127,519
Multifamily transitional loans	86,877	518,096	322,220	130,886	—	—	1,058,079
Single-family rental loans	138,611	247,698	573,362	385,558	8,399	281	1,353,909
Non-QM loans	636,933	734,840	625,961	1,388,659	238	34,616	3,421,247
Legacy RPL/NPL loans	—	—	—	—	—	658,078	658,078
Other loans	—	—	—	55,909	—	—	55,909
Total Residential whole loans, at fair value	$1,317,940	$1,998,121	$1,670,934	$1,985,681	$9,044	$693,021	$7,674,741

The following table presents realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO, recognized in Other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Single-family transitional loans	$(2,393)	$362	$(2,012)	$1,461
Multifamily transitional loans	(3,802)	—	(3,910)	—
Single-family rental loans	(669)	(212)	(2,123)	246
Non-QM loans	—	11	88	872
Legacy RPL/NPL loans	(220)	(630)	(1,120)	(2,365)
Other loans	—	—	—	—
Total Residential whole loans	$(7,084)	$(469)	$(9,077)	$214

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	September 30, 2024
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Business purpose loans:
Single-family transitional loans	$89,616	$95,648	84%
Multifamily transitional loans	36,664	60,732	79%
Single-family rental loans	40,334	51,962	103%
Total Business purpose loans	$166,614	$208,342
Non-QM loans	145,875	149,891	65%
Legacy RPL/NPL loans	248,712	268,116	63%
Other loans	—	—	—%
Total Residential whole loans	$561,201	$626,349

	December 31, 2023
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Business purpose loans:
Single-family transitional loans	$93,960	$99,341	66%
Multifamily transitional loans	19,812	20,595	63%
Single-family rental loans	65,659	80,570	109%
Total Business purpose loans	$179,431	$200,506
Non-QM loans	102,252	104,454	64%
Legacy RPL/NPL loans	290,928	316,453	69%
Other loans	188	228	73%
Total Residential whole loans	$572,799	$621,641
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The following tables present the components of interest income on the Company’s Residential whole loans:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In Thousands)	2024	2023	2024	2023	2024	2023
Business purpose loans:
Single-family transitional loans	$249	$101	$28,237	$22,158	$28,486	$22,259
Multifamily transitional loans	—	—	23,479	17,964	23,479	17,964
Single-family rental loans	2,285	2,739	24,048	21,348	26,333	24,087
Total Business purpose loans	$2,534	$2,840	$75,764	$61,470	$78,298	$64,310
Non-QM loans	10,357	12,276	48,110	39,448	58,467	51,724
Legacy RPL/NPL loans	7,763	8,466	12,376	15,552	20,139	24,018
Other loans	—	—	502	486	502	486
Total Residential whole loans	$20,654	$23,582	$136,752	$116,956	$157,406	$140,538

	Held at Carrying Value		Held at Fair Value		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023	2024	2023
Business purpose loans:
Single-family transitional loans	$642	$1,239	$86,104	$56,082	$86,746	$57,321
Multifamily transitional loans	—	—	73,969	43,750	73,969	43,750
Single-family rental loans	7,123	8,598	73,876	59,945	80,999	68,543
Total Business purpose loans	$7,765	$9,837	$233,949	$159,777	$241,714	$169,614
Non-QM loans	33,306	36,595	139,771	104,735	173,077	141,330
Legacy RPL/NPL loans	23,696	25,908	40,757	47,384	64,453	73,292
Other loans	—	—	1,544	3,860	1,544	3,860
Total Residential whole loans	$64,767	$72,340	$416,021	$315,756	$480,788	$388,096
The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Business purpose loans:
Single-family transitional loans	$2,401	$688	$(1,720)	$1,085
Multifamily transitional loans	(15,384)	2,550	(42,457)	4,624
Single-family rental loans	39,662	(38,914)	57,269	(40,805)
Total Business purpose loans	$26,679	$(35,676)	$13,092	$(35,096)
Non-QM loans	94,489	(78,560)	124,058	(76,832)
Legacy RPL/NPL loans	18,923	(15,426)	9,002	(19,928)
Other loans	3,325	(3,232)	2,181	(2,567)
Total Residential whole loans	$143,416	$(132,894)	$148,333	$(134,423)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
4.                   Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

The following table presents certain information regarding the composition of our Agency MBS portfolio as of September 30, 2024 and December 31, 2023:
September 30, 2024

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$72,522	100.2%	100.1%	$72,595	18	5.5%
5.50% Coupon	548,652	100.7	101.3	555,773	11	7.2
6.00% Coupon	325,792	100.1	102.4	333,694	11	5.8
6.50% Coupon	30,319	100.4	103.6	31,409	12	1.0
Total	$977,285	100.5%	101.7%	$993,471	11	6.4%
December 31, 2023

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$76,360	100.2%	99.1%	$75,650	9	2.4%
5.50% Coupon	277,885	100.4	100.7	279,851	11	5.2
6.00% Coupon	177,842	100.0	101.7	180,841	7	4.2
6.50% Coupon	22,213	100.1	102.7	22,802	4	1.4
Total	$554,300	100.3%	100.9%	$559,144	9	4.3%
(1) Reflects the average of the 1 month CPR for the number of months the security was held during the most recent 3 month period.

Term Notes Backed by MSR Collateral

At September 30, 2024 and December 31, 2023, the Company had $54.5 million and $79.9 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At September 30, 2024, these term notes had an amortized cost of $50.0 million, gross unrealized gains of approximately $4.5 million, a weighted average yield of 14.4% and a weighted average term to maturity of 1.08 years. At December 31, 2023, the term notes had an amortized cost of $74.2 million, gross unrealized gains of approximately $5.7 million, a weighted average yield of 17.0% and a weighted average term to maturity of 1.84 years. The issuer of the notes had a one-time option to extend the maturity of the notes for an additional two years, subject to satisfaction of certain conditions, which was exercised in October 2023. The coupon stepped up by 0.75% at the time of the extension.
CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. At September 30, 2024 and December 31, 2023, the Company had $68.2 million and $83.2 million, respectively, of CRT securities. As an investor in a CRT security, the Company may incur a principal loss if the

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At September 30, 2024, and December 31, 2023, the Company had $23.8 million and $23.8 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency Eligible investor loans.

The following tables present certain information about the Company’s Agency MBS and other Securities, at September 30, 2024 and December 31, 2023:

September 30, 2024

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$977,285	$5,268	$(460)	$—	$982,093	$11,601	$(223)	$11,378	$993,471
Other Securities (2)(3)(4)	147,318	14,099	(5,627)	(23,691)	132,099	14,471	(5)	14,466	146,565
Total residential mortgage securities (2)(3)(4)	$1,124,603	$19,367	$(6,087)	$(23,691)	$1,114,192	$26,072	$(228)	$25,844	$1,140,036

December 31, 2023

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$554,300	$1,824	$(500)	$—	$555,624	$4,355	$(835)	$3,520	$559,144
Other Securities (2)(3)(4)	193,102	19,686	(5,637)	(40,514)	166,637	20,437	(128)	20,309	186,946
Total residential mortgage securities (2)(3)(4)	$747,402	$21,510	$(6,137)	$(40,514)	$722,261	$24,792	$(963)	$23,829	$746,090
(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at September 30, 2024 includes CRT securities with a fair value of $51.8 million for which the fair value option has been elected. Such securities had approximately $3.3 million gross unrealized gains and no gross unrealized losses at September 30, 2024. Amounts disclosed at December 31, 2023 includes CRT securities with a fair value of $51.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $2.3 million and no gross unrealized losses at December 31, 2023.
(4)Amounts disclosed at September 30, 2024 include Non-Agency MBS with a fair value of $23.8 million for which the fair value option had been elected. Such securities had approximately $1.0 million gross unrealized gains and no gross unrealized losses at September 30, 2024. Amounts disclosed at December 31, 2023 include Non-Agency MBS with a fair value of $23.8 million for which the fair value option has been elected. Such securities had $0.5 million gross unrealized gains and $0.1 million gross unrealized losses at December 31, 2023.
Sales of Residential Mortgage Securities

During the three months ended September 30, 2024, the Company sold a CRT security for approximately $16.0 million, realizing a gain of $7.3 million. During the nine months ended September 30, 2024, the Company sold residential mortgage securities for approximately $45.6 million, realizing gains of $10.0 million. During the three and nine months ended September 30, 2023, there were no sales of residential mortgage securities.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
Impairment and Other Net Gain/(Loss) on Securities and Other Portfolio Investments

The following table present the components of Impairment and other net gain/(loss) on securities and other portfolio investments for the three and nine months ended September 30, 2024 and 2023, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Net unrealized gain/(loss) on securities	$16,890	$(13,439)	$9,591	$(14,205)
Net realized gain/(loss) from the sale of securities	7,324	—	9,992	—
Impairment of securities	—	—	—	—
Total Impairment and other net gain/(loss) on securities	24,214	(13,439)	19,583	(14,205)
Net unrealized gain/(loss) on other portfolio investments	(1,286)	7,482	(4,273)	6,610
Net realized gain/(loss) on other portfolio investments	—	(5,869)	—	(5,869)
Reversal/(Impairment) for other portfolio investments (1)	—	(2,335)	—	(2,335)
Total Impairment and other net gain/(loss) on securities and other portfolio investments	$22,928	$(14,161)	$15,310	$(15,799)
Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities (whose changes in fair value are recorded through OCI) at September 30, 2024.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three and nine months ended September 30, 2024 and 2023.
Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities (whose changes in fair value are recorded through OCI) on its AOCI for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$17,652	$13,420	$17,698	$21,341
Unrealized gain/(loss) on securities available-for-sale	(202)	933	2,410	(6,988)
Reclassification adjustment for MBS sales included in net income	(7,328)	—	(9,986)	—
Change in AOCI from AFS securities	(7,530)	933	(7,576)	(6,988)
Balance at end of period	$10,122	$14,353	$10,122	$14,353

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Agency MBS
Coupon interest	$10,967	$6,353	$27,379	$12,874
Effective yield adjustment (1)(2)	(28)	(50)	(80)	(126)
Interest income	$10,939	$6,303	$27,299	$12,748
Other MBS
Coupon interest	$2,009	$2,082	$6,170	$6,019
Effective yield adjustment (1)(2)	13	(32)	87	185
Interest income	$2,022	$2,050	$6,257	$6,204
Term notes backed by MSR collateral
Coupon interest	$1,265	$2,216	$5,026	$6,279
Effective yield adjustment (2)	516	1,376	2,781	3,970
Interest income	$1,781	$3,592	$7,807	$10,249
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

5.    Other Assets

The following table presents the components of the Company’s Other assets at September 30, 2024 and December 31, 2023:

(In Thousands)	September 30, 2024	December 31, 2023
REO	$127,097	$110,174
Commercial REO	40,050	22,717
Goodwill	61,076	61,076
Intangibles, net (1)	5,600	8,000
Capital contributions made to loan origination partners	16,793	19,780
Commercial loans	15,328	51,426
Interest receivable	103,786	98,924
Other loan related receivables	19,262	24,084
Lease right-of-use asset (2)	35,792	37,819
Other	64,747	63,097
Total Other Assets	$489,531	$497,097
(1) Net of aggregate accumulated amortization of $22.4 million and $20.0 million as of September 30, 2024 and December 31, 2023, respectively.
(2) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(a) Real Estate Owned and Commercial REO

The below table summarizes the aggregate carrying value of REO properties by loan source prior to foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement.

(Dollars In Thousands)	September 30, 2024	December 31, 2023
Business purpose loans	$62,693	$28,328
Non-QM loans	1,652	3,374
Legacy RPL/NPL loans	62,752	78,472
Total	$127,097	$110,174
Number of properties	411	300
At September 30, 2024, $127.0 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $57.1 million of residential whole loans held at carrying value and $290.3 million of residential whole loans held at fair value at September 30, 2024.

The following table presents the activity in the Company’s REO for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands)	2024	2023	2024	2023
Balance at beginning of period	$108,013	$119,996	$110,174	$130,605
Adjustments to record at lower of cost or fair value	(2,180)	(958)	(6,137)	(3,811)
Transfer from residential whole loans (1)	37,132	16,991	82,083	66,171
Purchases and capital improvements, net	78	88	281	344
Disposals and other (2)	(15,946)	(23,027)	(59,304)	(80,219)
Balance at end of period	$127,097	$113,090	$127,097	$113,090
Number of properties	411	320	411	320
(1)During the three and nine months ended September 30, 2024, the Company recognized $(3.4) million and $(5.8) million of gains / (losses), respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO. During the three and nine months ended September 30, 2023, the Company recognized $(0.3) million and $1.0 million of gains / (losses), respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO.
(2)During the three and nine months ended September 30, 2024, the Company sold 58 and 194 REO properties for consideration of $18.3 million and $68.2 million, realizing net gains of approximately $2.4 million and $8.9 million, respectively. During the three and nine months ended September 30, 2023, the Company sold 77 and 271 REO properties for consideration of $26.2 million and $91.7 million, realizing net gains of approximately $3.2 million and $12.2 million, respectively. These amounts are included in Other Income/(Loss), net on the Company’s consolidated statements of operations.

Commercial REO

In December 2023, the Company received a 75% interest in an entity which owns a newly constructed industrial property as part of the negotiated settlement of a delinquent commercial mortgage loan. In the third quarter of 2024, the Company received 75% and 49% interests, respectively, in two additional VIEs through foreclosure of a multifamily property and a senior living facility underlying delinquent commercial mortgage loans. Each of these entities was determined to be a VIE but the Company was not determined to be the primary beneficiary; as a result, the investments in the entities are considered equity method investments. During the three and nine months ended September 30, 2024, the Company recorded a $0.0 million and $0.7 million loss, respectively, based on updated valuations of the property acquired in 2023, which the Company entered into an agreement to sell in May 2024. Each entity accounts for its respective commercial REO property similarly to the manner in which the Company accounts for its residential REO. The entities generally do not own any other significant assets or carry any significant liabilities, except that two entities contain properties encumbered by third-party financing. The property acquired in 2023 is considered held-for-sale, while the properties foreclosed in 2024 are considered held-for-investment.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One. In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million.
The amortization period for each of the finite lived intangible assets and the activity for the nine months ended September 30, 2024 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2023	Amortization Nine Months Ended September 30, 2024	Carrying Value at September 30, 2024	Amortization Period (Years) (1)
Trademarks / Trade Names	$3,000	$(300)	$2,700	10
Customer Relationships	3,000	(1,500)	1,500	4
Internally Developed Software	2,000	(600)	1,400	5
Total Identified Intangibles	$8,000	$(2,400)	$5,600
(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.
(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At September 30, 2024, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $16.8 million, including $1.7 million of common equity (including partnership interests) and $15.1 million of preferred equity.

During the nine months ended September 30, 2024 and 2023, there were no impairment charges recorded by the Company on its investments in loan origination partners. The Company has elected to account for certain of these investments pursuant to the fair value option, where changes in estimated fair value are recorded on the statement of operations. Such changes in estimated fair value resulted in gains (losses) being recorded of $(1.5) million and $(3.0) million during the three and nine months ended September 30, 2024, respectively, and $7.5 million and $6.6 million during the three and nine months ended September 30, 2023, respectively.

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
(d) Commercial Mortgage Loans

The Company owns a portfolio of participations in commercial mortgage bridge loans, which are accounted for at fair value under the fair value option, and are classified as Level 3 fair value measurements in the fair value hierarchy. Each of the participations is 75% of the total UPB of the related loans and the remaining interest in each loan was retained by the originator of such loan. The commercial mortgage loans are predominantly collateralized by multifamily properties; the collateral also includes one office property. The commercial mortgage loans are generally first liens and bear variable interest rates. The Company has received interests in three of the underlying properties, of which, two occurred in the three months ended September 30, 2024, as further described previously under “Commercial REO.”

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The following table presents certain additional information about the Company’s commercial mortgage loans as of September 30, 2024 and December 31, 2023:

(Dollars In Thousands)	Fair Value / Carrying Value	UPB	Weighted Average Coupon	Weighted Average Term to Maturity (Months)	UPB 60+ Days Delinquent	Weighted Average LTV Ratio
Commercial Loans - September 30, 2024	$15,328	$16,791	12.04%	1	$4,875	61%
Commercial Loans - December 31, 2023	$51,426	$51,602	13.18%	2	$3,521	66%
(e) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At September 30, 2024, none of the Company’s Swaps were designated as hedges for accounting purposes.

Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero.

The following table presents the assets pledged as collateral against the Company’s Swaps:

(In Thousands)	September 30, 2024	December 31, 2023
Agency MBS, at fair value	$47,775	$41,179
Restricted Cash	9,388	22,880

At September 30, 2024, the Company had Swaps with an aggregate notional amount of $3.5 billion and an average maturity of approximately 34 months with a maximum term of approximately 120 months. The following table presents information about the Company’s Swaps at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Over 30 days to 3 months	$300,010	0.89%	4.96%	$100,000	1.49%	5.38%
Over 3 months to 6 months	700,000	1.18	4.96	—	—	—
Over 6 months to 12 months	125,000	2.70	4.96	450,010	0.90	5.38
Over 12 months to 24 months	—	—	—	675,000	1.52	5.38
Over 24 months to 36 months	1,425,000	1.53	4.96	450,000	1.12	5.38
Over 36 months to 48 months	89,100	3.65	4.96	975,000	1.73	5.38
Over 48 months to 60 months	348,500	3.06	4.96	24,600	4.28	5.38
Over 60 months to 72 months	93,000	3.38	4.96	310,000	2.95	5.38
Over 72 months	405,650	3.30	4.96	292,650	4.32	5.38
Total Swaps	$3,486,260	1.91%	4.96%	$3,277,260	1.85%	5.38%
(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented. This rate adjusts daily based on SOFR.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
Impact of Derivative Instruments on Earnings

The following table present the components of Net gain/(loss) on derivatives used for risk management purposes, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Income on swap variable receive leg	$45,773	$41,427	$134,082	$113,062
Expense on swap fixed pay leg	(15,903)	(12,563)	(46,188)	(36,416)
Unrealized mark-to-market gain/(loss)	(57,099)	9,433	(44,155)	5,704
Net price alignment expense on margin collateral received	(2,059)	(3,437)	(6,999)	(8,247)
Realized gain/(loss) on terminated swaps	(27,530)	—	(27,530)	—
Total Net gain/(loss) on derivatives used for risk management purposes	$(56,818)	$34,860	$9,210	$74,103

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
6.      Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at September 30, 2024 and December 31, 2023:

	September 30, 2024
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,854,454	$1,853,638	7.37%	10.9
Agreements with mark-to-market collateral provisions	Securities	918,472	918,472	5.65%	0.3
Total Agreements with mark-to-market collateral provisions		2,772,926	2,772,110	6.85%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	678,658	678,026	7.95%	11.5
Securitized debt	Residential whole loans	5,342,625	5,288,997	4.88%	See Note 14
Convertible senior notes	Unsecured	—	—	—%
8.875% Senior Notes due 2029	Unsecured	115,000	111,089	9.83%	52.6
9.00% Senior Notes due 2029	Unsecured	75,000	72,280	9.90%	58.5
Impact of net Swap carry				(1.31)%
Total Financing agreements (2)		$8,984,209	$8,922,502	4.54%

	December 31, 2023
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,738,543	$1,737,651	7.50%	11.8
Agreements with mark-to-market collateral provisions	Securities	622,603	622,603	5.81%	0.2
Total Agreements with mark-to-market collateral provisions		2,361,146	2,360,254	7.09%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	1,217,671	1,216,697	7.94%	20.6
Securitized debt	Residential whole loans	4,894,746	4,750,805	4.37%	See Note 14
Convertible senior notes	Unsecured	209,589	208,989	6.94%	5.5
Impact of net Swap carry				(1.40)%
Total Financing agreements (2)		$8,683,152	$8,536,745	4.33%
(1)The Company has both financing agreements held at fair value and financing agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At September 30, 2024, the Company had $194.1 million of agreements with mark-to-market collateral provisions held at fair value, $222.3 million of agreements with non-mark-to-market collateral provisions held at fair value, and $4.7 billion of securitized debt held at fair value, with amortized cost bases of $194.1 million, $222.3 million, and $4.7 billion, respectively. At December 31, 2023, the Company had $178.9 million of agreements with mark-to-market collateral provisions held at fair value, $469.4 million of agreements with non-mark-to-market collateral provisions held at fair value, and $4.0 billion of securitized debt held at fair value, with amortized cost bases of $178.9 million, $469.4 million, and $4.1 billion, respectively.
(2)Weighted average cost of funding reflects annualized quarter-to-date interest expense (inclusive of the amortization of deferred financing costs) divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on the Company’s Swaps. For the three months ended September 30, 2024, this decreased the overall funding cost by 131 basis points, and for the three months ended December 31, 2023, this decreased the overall funding cost by 140 basis points. The Company does not allocate the impact of the net carry by type of financing agreement.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of September 30, 2024
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential whole loans	$523,142	$205,389	$422,481	$703,442	$1,854,454
Agreements with mark-to-market collateral provisions	Securities	918,472	—	—	—	918,472
Total Agreements with mark-to-market collateral provisions		1,441,614	205,389	422,481	703,442	2,772,926
Agreements with non-mark-to-market collateral provisions	Residential whole loans	78,040	—	378,355	222,263	678,658
(1)$1.3 billion of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an Agreement with mark-market collateral provisions with $454.9 million outstanding. The longest maturity date is approximately 24 months.

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at September 30, 2024 and December 31, 2023:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Mark-to-market financing agreements secured by residential whole loans (1)	$1,812,898	$1,712,489
Fair value of residential whole loans pledged as collateral under financing agreements	$2,300,813	$2,204,239
Weighted average haircut on residential whole loans (2)	21.03%	20.90%
Mark-to-market financing agreements secured by securities at fair value	$918,472	$622,603
Securities at fair value pledged as collateral under financing agreements	$982,665	$689,818
Weighted average haircut on securities at fair value (2)	5.78%	8.07%
Mark-to-market financing agreements secured by real estate owned	$40,740	$25,163
Fair value of real estate owned pledged as collateral under financing agreements	$75,905	$50,365
Weighted average haircut on real estate owned (2)	45.78%	49.39%
(1)Includes an aggregate of $394.7 million and $327.2 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $521.2 million and $465.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of September 30, 2024 and December 31, 2023, respectively.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at September 30, 2024 and December 31, 2023:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Non-mark-to-market financing secured by residential whole loans	$678,026	$1,216,697
Fair value of residential whole loans pledged as collateral under financing agreements	$854,342	$1,510,146
Weighted average haircut on residential whole loans	19.01%	17.65%
Non-mark-to-market financing secured by real estate owned	$—	$—
Fair value of real estate owned pledged as collateral under financing agreements	$—	$—
Weighted average haircut on real estate owned	—%	—%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements including securitized debt, of $21.7 million and $19.0 million at September 30, 2024 and December 31, 2023, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,451,584	6.71%	$3,578,816	7.36%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$3,451,584	6.71%	$3,578,816	7.36%

(a) Other Information on Financing Agreements

Convertible Senior Notes

In June 2019, the Company issued $230.0 million in aggregate principal amount of its Convertible Senior Notes in an underwritten public offering. The total net proceeds the Company received from the offering were approximately $223.3 million, after deducting offering expenses and the underwriting discount.  The Convertible Senior Notes bore interest at a fixed rate of 6.25% per year. The Convertible Senior Notes were convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date into shares of the Company’s common stock based on a conversion rate of 31.4346 shares (which reflected an adjustment resulting from the Company’s Reverse Stock Split) of the Company’s common stock for each $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $31.81 per share of common stock. The Convertible Senior Notes had an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 6.94%. During the three months ended June 30, 2024, the Convertible Senior Notes matured and the Company repaid the then remaining outstanding amount in full.

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

8.875% Senior Notes due 2029 (“8.875% Senior Notes”)

In January 2024, the Company completed the issuance of $115.0 million in aggregate principal amount of its 8.875% Senior Notes in an underwritten public offering. The 8.875% Senior Notes are senior unsecured obligations of the Company and bear interest at a rate equal to 8.875% per year, payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year and are expected to mature on February 15, 2029, unless earlier redeemed. The Company may redeem the 8.875% Senior Notes in whole or in part at any time at the Company’s option on or after February 15, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 8.875% Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The total net proceeds to the Company from the offering of the 8.875% Senior Notes, after deducting the underwriter’s discount and commissions and offering expenses, were approximately $110.6 million. The 8.875% Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 9.83%.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
9.00% Senior Notes due 2029 (“9.00% Senior Notes”)

On April 17, 2024, the Company completed the issuance of $75.0 million in aggregate principal amount of its 9.00% Senior Notes in an underwritten public offering. The 9.00% Senior Notes are senior unsecured obligations of the Company and bear interest at a rate equal to 9.00% per year, payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on August 15, 2024, and are expected to mature on August 15, 2029, unless earlier redeemed. The Company may redeem the 9.00% Senior Notes in whole or in part at any time at the Company’s option on or after August 15, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 9.00% Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The total net proceeds to the Company from the offering of the 9.00% Senior Notes, after deducting the underwriter’s discount and commissions and offering expenses, were approximately $72.0 million. The 9.00% Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 9.94%.

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

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 14 and 14 counterparties at September 30, 2024 and December 31, 2023, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2024:

	September 30, 2024
Counterparty	Amount at Risk (1)	Weighted Average Months to Maturity	Percent of Stockholders’ Equity
(Dollars in Thousands)
Wells Fargo	$244,238	10.1	12.99%
Barclays	124,024	6.9	6.60
Deutsche Bank	100,425	22.4	5.34
(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1) (2)	Total
Assets:
Residential whole loans	$6,313,277	$853,645	$1,775,586	$8,942,508
Securities, at fair value	—	—	982,665	982,665
Other assets: REO	9,623	—	67,596	77,219
Total	$6,322,900	$853,645	$2,825,847	$10,002,392

	December 31, 2023
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1) (2)	Total
Assets:
Residential whole loans	$5,696,729	$1,513,904	$1,733,674	$8,944,307
Securities, at fair value	—	—	689,818	689,818
Other assets: REO	33,334	—	43,295	76,629
Total	$5,730,063	$1,513,904	$2,466,787	$9,710,754
(1)An aggregate of $31.8 million and $36.4 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financing agreements had also been pledged as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes an aggregate of $394.7 million and $327.2 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $521.2 million and $465.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of September 30, 2024 and December 31, 2023, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at September 30, 2024 and December 31, 2023:

(In Thousands)	September 30, 2024	December 31, 2023
Payable for unsettled investment purchases	$65,338	$103,654
Dividends and dividend equivalents payable	36,022	35,789
Lease liability	41,409	43,576
Accrued interest payable	32,835	30,834
Accrued expenses and other	181,272	122,177
Total Other Liabilities	$356,876	$336,030
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of September 30, 2024, December 31, 2023 or September 30, 2023. As of the date of this filing, the Company’s tax returns for tax years 2021 through 2023 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at September 30, 2024 and December 31, 2023 are presented in the following table:

(In Thousands)	September 30, 2024	December 31, 2023
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$83,787	$91,113
Unrealized mark-to-market, impairments and loss provisions	16,803	16,170
Other realized / unrealized treatment differences	(26,807)	(34,923)
Total deferred tax assets	73,783	72,360
Less: valuation allowance	(73,783)	(72,360)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at September 30, 2024 is dependent on several factors, including generating sufficient taxable income to utilize net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

No net deferred tax benefit was recorded by the Company for the three and nine months ended September 30, 2024 and 2023, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At September 30, 2024, the Company’s federal NOL carryforward from prior years was $356.6 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The following table summarizes the Company’s income tax provision/(benefit) primarily recorded at the Company’s domestic TRS entities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Current provision/(benefit)
Federal	$1,190	$73	$1,882	$(346)
State	328	21	515	(103)
Total current provision/(benefit)	1,518	94	2,397	(449)
Deferred provision/(benefit)
Federal	—	—	399	589
State	—	—	117	155
Total deferred provision/(benefit)	—	—	516	744
Total provision/(benefit)	$1,518	$94	$2,913	$295

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Federal statutory rate	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	(14.7)%	231.1%
Other differences in taxable income/(loss) from GAAP	1.3%	(319.7)%
State and local taxes	(0.1)%	0.1%
Change in valuation allowance on DTAs	(5.5)%	64.9%
Effective tax rate	2.0%	(2.6)%
9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the three months ended September 30, 2024 and 2023, the Company recorded an expense in connection with this lease of approximately $1.3 million and $1.2 million, respectively, and for the nine months ended September 30, 2024 and 2023, $4.1 million and $3.9 million, respectively. The original term specified in this lease is approximately fifteen years with a termination date of December 2036 and an option to renew for an additional five years.

At September 30, 2024, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) regarding the Company’s lease commitments were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2024 (1)	$1,506
2025	5,292
2026	4,928
2027	5,210
2028	5,148
Thereafter	42,048
Total	$64,132
Present Value Discount	(22,723)
Total Lease Liability (Note 7)	$41,409
(1) Reflects contractual minimum rental payments due for the period from October 1, 2024 through December 31, 2024.

Additionally, in June 2023, Lima One executed a lease agreement on new office space in Greenville, South Carolina for a thirteen-year term. Lima One expected to relocate to the space in the latter half of 2025. The agreement was terminated subsequent to the end of the quarter and the Company no longer has any related commitment.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of September 30, 2024, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(c) Loan Commitments

At September 30, 2024, the Company had unfunded commitments in connection with its Single-family and Multifamily transitional loans of $349.7 million and $70.2 million, respectively (see Note 3). These commitments are subject to certain conditions that the respective borrowers must meet before funding is required. In addition, from time to time, Lima One makes short-term commitments to originate mortgage loans; such commitments were not significant at September 30, 2024.
(d) Guarantee

In connection with one of its investments in a loan origination partner, the Company has guaranteed up to $42.5 million of such investee’s warehouse financing. As of September 30, 2024, the Company has not recorded a liability in connection with this guarantee.
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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2023 through September 30, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 16, 2024	August 30, 2024	September 30, 2024	$0.46875
May 21, 2024	June 5, 2024	June 28, 2024	0.46875
February 20, 2024	March 5, 2024	March 28, 2024	0.46875
November 21, 2023	December 4, 2023	December 29, 2023	0.46875
August 17, 2023	September 5, 2023	September 29, 2023	0.46875
May 22, 2023	June 5, 2023	June 30, 2023	0.46875
February 21, 2023	March 6, 2023	March 31, 2023	0.46875
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The Company’s Series C Preferred Stock is entitled to receive dividends (i) from and including the original issue date to, but excluding, March 31, 2025, at a fixed rate of 6.50% per year on the $25.00 liquidation preference and (ii) from and after March 31, 2025, at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 5.345% per year of the $25.00 per share liquidation preference before the Company’s common stock is paid any dividends, and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. In light of the discontinuance of the publication of three-month LIBOR after June 2023 and pursuant to the Adjustable Interest Rate (LIBOR) Act and the Federal Reserve’s final rules promulgated thereunder, the three-month CME Term SOFR (Secured Overnight Financing Rate) has replaced three-month LIBOR as the successor base rate. Dividends on the Series C Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series C Preferred Stock is not redeemable by the Company prior to March 31, 2025, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and upon the occurrence of certain specified change in control transactions. On or after March 31, 2025, the Company may, at its option, subject to certain procedural requirements, redeem any or all of the shares of the Series C Preferred Stock for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date.

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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2023 through September 30, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 16, 2024	August 30, 2024	September 30, 2024	$0.40625
May 21, 2024	June 5, 2024	June 28, 2024	0.40625
February 20, 2024	March 5, 2024	March 28, 2024	0.40625
November 21, 2023	December 4, 2023	December 29, 2023	0.40625
August 17, 2023	September 5, 2023	September 29, 2023	0.40625
May 22, 2023	June 5, 2023	June 30, 2023	0.40625
February 21, 2023	March 6, 2023	March 31, 2023	0.40625
(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2023 through September 30, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share
September 12, 2024	September 27, 2024	October 31, 2024	$0.35	(1)
June 11, 2024	June 28, 2024	July 31, 2024	0.35
March 7, 2024	March 28, 2024	April 30, 2024	0.35
December 13, 2023	December 29, 2023	January 31, 2024	0.35
September 20, 2023	October 2, 2023	October 31, 2023	0.35
June 15, 2023	June 30, 2023	July 31, 2023	0.35
March 10, 2023	March 31, 2023	April 28, 2023	0.35
(1) At September 30, 2024, the Company had accrued dividends and dividend equivalents payable of $36.0 million related to the common stock dividend declared on September 12, 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 27, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and registered an aggregate of 2.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments. At September 30, 2024, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

The Company did not issue any shares pursuant to its DRSPP during the nine months ended September 30, 2024. From the inception of the DRSPP in September 2003 through September 30, 2024, the Company issued 8,848,219 shares pursuant to the DRSPP, raising net proceeds of $290.8 million.
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

The Company did not sell any shares of common stock through the ATM Program during the nine months ended September 30, 2024.

(e)  Stock Repurchase Program

On February 29, 2024, the Company announced its Board had authorized a new $200 million stock repurchase program with respect to the Company’s common stock, which will be in effect through the end of 2025. The Company’s prior stock repurchase program, which was adopted in March 2022, had authorized the repurchase of up to $250 million of common stock and expired on December 31, 2023, with approximately $202.5 million remaining available at the date of expiration.
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

The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2024 and 2023. At September 30, 2024, $200 million remained available under the current authorization for the purchase of the Company’s common stock under the stock repurchase program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(f) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$17,652	$—	$17,652	$17,698	$—	$17,698
OCI before reclassifications	(202)	—	(202)	2,410	—	2,410
Amounts reclassified from AOCI	(7,328)	—	(7,328)	(9,986)	—	(9,986)
Net OCI during the period (2)	(7,530)	—	(7,530)	(7,576)	—	(7,576)
Balance at end of period	$10,122	$—	$10,122	$10,122	$—	$10,122
(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2) For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$13,420	$—	$13,420	$21,341	$—	$21,341
OCI before reclassifications	933	—	933	(6,988)	—	(6,988)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net OCI during the period (2)	933	—	933	(6,988)	—	(6,988)
Balance at end of period	$14,353	$—	$14,353	$14,353	$—	$14,353
(1)  Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
11.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2024	2023	2024	2023
Basic Earnings/(Loss) per Share:
Net income/(loss)	$48,183	$(56,438)	$113,342	$(9,582)
Dividends declared on preferred stock	(8,219)	(8,219)	(24,656)	(24,656)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(94)	—	(367)	—
Net income/(loss) available to common stockholders - basic	$39,870	$(64,657)	$88,319	$(34,238)
Basic weighted average common shares outstanding	103,647	102,255	103,423	102,199
Basic Income/(Loss) per Share	$0.38	$(0.64)	$0.85	$(0.34)
Diluted Earnings/(Loss) per Share:
Net income/(loss) available to common stockholders - basic	$39,870	$(64,657)	$88,319	$(34,238)
Interest expense on Convertible Senior Notes	—	—	—	—
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	—	—	—
Net income/(loss) available to common stockholders - diluted	$39,870	$(64,657)	$88,319	$(34,238)
Basic weighted average common shares outstanding	103,647	102,255	103,423	102,199
Effect of assumed conversion of Convertible Senior Notes to common shares	—	—	—	—
Unvested and vested restricted stock units	2,744	—	2,508
Diluted weighted average common shares outstanding (1)	106,391	102,255	105,931	102,199
Diluted Income/(Loss) per Share	$0.37	$(0.64)	$0.83	$(0.34)
(1)At September 30, 2024, the Company had approximately 235,000 and 243,000 equity instruments outstanding that were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2024, respectively as they were determined to be anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $11.25 and $11.30, respectively. These equity instruments may have a dilutive impact on future EPS.
During the nine months ended September 30, 2024, the Convertible Senior Notes were determined to be anti-dilutive and were excluded from the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) are included in the denominator for the purpose of calculating diluted EPS.
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

Subject to certain exceptions, stock-based awards relating to a maximum of 8.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At September 30, 2024, approximately 4.2 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 6, 2033.
Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of September 30, 2024 are designated to be settled in shares of the Company’s common stock.  The Company granted 1,881,837 and 1,608,063 RSUs during the nine months ended September 30, 2024 and 2023, respectively. There were 304,440 and 670,674 RSUs forfeited during the three and nine months ended September 30, 2024, respectively, and 100,260 and 304,834 RSUs forfeited during the three and nine months ended September 30, 2023, respectively. There were 129,949 and 58,505 RSUs surrendered to satisfy tax obligations during the nine months ended September 30, 2024 and 2023, respectively. All holders of RSUs outstanding at September 30, 2024 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time of settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled.  At September 30, 2024 and December 31, 2023, the Company had unrecognized compensation expense of $7.7 million and $9.2 million, respectively, related to RSUs.  The unrecognized compensation expense at September 30, 2024, is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the nine months ended September 30, 2024 and 2023. At September 30, 2024, the Company did not have any shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $0.3 million and $2.1 million during the three and nine months ended September 30, 2024, respectively, and approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2023, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the nine months ended September 30, 2024 and 2023.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
RSUs	$2,104	$4,448	$12,247	$11,399
Total	$2,104	$4,448	$12,247	$11,399

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses (reversal) related to its Deferred Plans for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Non-employee directors	$574	$(260)	$588	$154
Total	$574	$(260)	$588	$154

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2024 and December 31, 2023 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,689	$3,065	$2,611	$2,404
Total	$2,689	$3,065	$2,611	$2,404
(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2024 and December 31, 2023, which had not been distributed through such respective date.

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
SEPTEMBER 30, 2024
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
SEPTEMBER 30, 2024
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at September 30, 2024

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$55,909	$7,618,832	$7,674,741
Securities, at fair value	—	1,140,036	—	1,140,036
Total assets carried at fair value	$—	$1,195,945	$7,618,832	$8,814,777
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$222,263	$222,263
Agreements with mark-to-market collateral provisions	—	—	194,124	194,124
Securitized debt	—	4,680,615	—	4,680,615
Total liabilities carried at fair value	$—	$4,680,615	$416,387	$5,097,002

Fair Value at December 31, 2023

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$55,779	$7,455,729	$7,511,508
Securities, at fair value	—	746,090	—	746,090
Total assets carried at fair value	$—	$801,869	$7,455,729	$8,257,598
Liabilities:
Agreements with non-mark-to-market collateral provisions	—	—	469,424	469,424
Agreements with mark-to-market collateral provisions	—	—	178,864	178,864
Securitized debt	—	3,985,372	—	3,985,372
Total liabilities carried at fair value	$—	$3,985,372	$648,288	$4,633,660

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and nine months ended September 30, 2024 and 2023 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Balance at beginning of period	$7,719,191	$6,441,964	$7,455,729	$5,676,430
Purchases and originations	432,232	635,646	1,456,353	1,707,209
Draws	132,944	166,937	448,849	418,928
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	137,859	(129,661)	164,748	(131,856)
Repayments	(532,502)	(309,214)	(1,434,164)	(836,440)
Loan sales and repurchases	(235,582)	(2,243)	(409,420)	(3,720)
Transfer to REO	(35,310)	(10,007)	(63,263)	(37,129)
Balance at end of period	$7,618,832	$6,793,422	$7,618,832	$6,793,422

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The following table presents additional information for the three and nine months ended September 30, 2024 and 2023 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Balance at beginning of period	$377,252	$440,106	$469,424	$578,879
Issuances	—	107,230	112,740	379,625
Payment of principal	(154,989)	(145,983)	(359,901)	(557,151)
Change in unrealized losses	—	—	—	—
Balance at end of period	$222,263	$401,353	$222,263	$401,353

The following table presents additional information for the three and nine months ended September 30, 2024 and 2023 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Balance at beginning of period	$290,228	$553,162	$178,864	$884,495
Issuances	12,323	56,330	126,924	78,348
Payment of principal	(108,427)	(103,745)	(111,664)	(457,096)
Changes in unrealized losses	—	—	—	—
Balance at end of period	$194,124	$505,747	$194,124	$505,747

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of September 30, 2024 and December 31, 2023, dollars in thousands:

September 30, 2024
Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range
				Min		Max
$7,081,254	Discounted cash flow	Discount rate	7.3%	5.7%	—	20.0%
		Prepayment rate	14.1%	—%	—	100.0%
		Default rate	1.9%	—%	—	56.5%
		Loss severity	12.5%	—%	—	100.0%
$344,576	Liquidation model	Discount rate	8.8%	8.0%	—	20.0%
		Annual change in home prices	4.2%	(0.4)%	—	12.1%
		Liquidation timeline (in years)	1.8	0.8	—	4.5
		Current value of underlying properties (3)	$629	$21	—	$8,500
$7,425,830
(1)Excludes approximately $193.0 million of Residential whole loans, at fair value, with a UPB of $221.2 million, which were marked-to-market, but not based on a model, at September 30, 2024.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023:

	September 30, 2024	September 30, 2024		December 31, 2023
(In Thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential whole loans	3	$8,971,462	$8,978,119	$8,985,513	$8,949,859
Residential whole loans	2	55,909	55,909	55,779	55,779
Securities, at fair value	2	1,140,036	1,140,036	746,090	746,090
Cash and cash equivalents	1	305,560	305,560	318,000	318,000
Restricted cash	1	197,348	197,348	170,211	170,211
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	678,026	678,658	1,216,697	1,217,671
Financing agreements with mark-to-market collateral provisions	3	1,853,638	1,854,454	1,737,652	1,738,543
Financing agreements with mark-to-market collateral provisions	2	918,472	918,472	622,603	622,603
Securitized debt	2	5,288,997	5,224,736	4,750,805	4,655,195
Convertible senior notes	2	—	—	208,989	209,065
8.875% Senior Notes	2	111,089	116,042	—	—
9.00% Senior Notes	2	72,280	76,598	—	—
(1)Carrying value of securitized debt, Convertible Senior Notes, 8.875% Senior Notes, 9.00% Senior Notes, and certain repurchase agreements is net of associated debt issuance costs.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the nine months ended September 30, 2024 and 2023, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $82.1 million and $66.2 million, respectively, at the time of foreclosure. In addition, at September 30, 2024, the Company held one property which is considered Commercial REO (see Note 5) which is accounted for similarly and had an estimated fair value, less estimated cost to sell, of $33.1 million, of which the Company’s 75% interest was $24.8 million. Further, during the third quarter of 2024, the Company recognized at fair value two properties considered Commercial REO (see Note 5) at $28.4 million and $40.0 million, of which the Company’s 75% and 49% interests were $10.3 million and $4.9 million (net of related third-party financing), respectively, which represents the Company’s maximum exposure to loss. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of September 30, 2024 and December 31, 2023:

(Dollars in Thousands)	September 30, 2024		December 31, 2023
Aggregate unpaid principal balance of residential whole loans sold	$9,056,652		$8,241,053
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$7,908,296		$7,152,213
Outstanding amount of Senior Bonds, at carrying value	$608,382	(1)	$765,433	(1)
Outstanding amount of Senior Bonds, at fair value	$4,680,615		$3,985,372
Outstanding amount of Senior Bonds, total	$5,288,997		$4,750,805
Weighted average fixed rate for Senior Bonds issued	4.89%	(2)	4.51%	(2)
Weighted average contractual maturity of Senior Bonds	36 years	(2)	36 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$1,134,940		$1,047,297
Cash received	$7,827,356		$7,089,575
(1)Net of $1.2 million and $1.5 million of deferred financing costs at September 30, 2024 and December 31, 2023, respectively.
(2)At September 30, 2024 and December 31, 2023, $3.6 billion and $3.4 billion, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 150, or 200 basis points or more at defined dates ranging from 24 months, up to 48 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three and nine months ended September 30, 2024, the Company issued Senior Bonds with a current face of $579.5 million and $1.2 billion to third-party investors for proceeds of $561.4 million and $1.2 billion before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended September 30, 2024 are included in “Financing agreements, at fair value” (at carrying value) on the Company’s consolidated balance sheets (see Note 6). During the three months ended June 30, 2024, the Company liquidated one SPE (which had been formed in 2021) and repaid the remaining $68.1 million of outstanding Senior Bonds issued by such SPE. During the three months ended September 30, 2024, the Company redeemed one SPE (which had been formed in 2022) and repaid the remaining $176.3 million of outstanding Senior Bonds issued by such SPE.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
As of September 30, 2024 and December 31, 2023, as a result of the transactions described above, securitized loans of approximately $6.3 billion and $5.7 billion are included in “Residential whole loans” and REO with a carrying value of approximately $9.6 million and $33.3 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of September 30, 2024 and December 31, 2023, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $5.3 billion and $4.8 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023 are a total of $9.0 billion and $9.0 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
15. Segment Reporting

At September 30, 2024, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured senior notes (see Note 6), securitization issuance costs, and preferred stock dividends.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended September 30, 2024
Interest Income	$101,374	$77,234	$3,366	$181,974
Interest Expense	72,373	54,460	4,516	131,349
Net Interest Income/(Expense)	$29,001	$22,774	$(1,150)	$50,625
Reversal/(Provision) for Credit Losses on Residential Whole Loans	1,942	—	—	1,942
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$30,943	$22,774	$(1,150)	$52,567

Net gain/(loss) on residential whole loans measured at fair value through earnings	$117,957	$25,459	$—	$143,416
Impairment and other net gain/(loss) on securities and other portfolio investments	24,431	—	(1,503)	22,928
Net gain/(loss) on real estate owned	656	(415)	—	241
Net gain/(loss) on derivatives used for risk management purposes	(42,823)	(13,995)	—	(56,818)
Net gain/(loss) on securitized debt measured at fair value through earnings	(53,766)	(21,507)	—	(75,273)
Lima One mortgage banking income	—	8,921	—	8,921
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	—	—
Other, net	163	(3,757)	463	(3,131)
Other Income/(Loss), net	$46,618	$(5,294)	$(1,040)	$40,284

Compensation and benefits	$—	$10,757	$11,660	$22,417
Other general and administrative expense	70	5,068	6,292	11,430
Loan servicing, financing and other related costs	4,297	595	3,611	8,503
Amortization of intangible assets	—	800	—	800
Income/(loss) before income taxes	$73,194	$260	$(23,753)	$49,701
Provision for/(benefit from) income taxes	—	—	1,518	1,518
Net Income/(Loss)	$73,194	$260	$(25,271)	$48,183

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$73,194	$260	$(33,490)	$39,964

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended September 30, 2023
Interest Income	$94,855	$61,101	$3,209	$159,165
Interest Expense	62,992	46,096	3,936	113,024
Net Interest Income/(Expense)	$31,863	$15,005	$(727)	$46,141
Reversal/(Provision) for Credit Losses on Residential Whole Loans	1,258	—	—	1,258
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$33,121	$15,005	$(727)	$47,399

Net gain/(loss) on residential whole loans measured at fair value through earnings	$(99,500)	$(33,394)	$—	$(132,894)
Impairment and other net gain/(loss) on securities and other portfolio investments	(13,439)	—	(722)	(14,161)
Net gain/(loss) on real estate owned	2,062	347	—	2,409
Net gain/(loss) on derivatives used for risk management purposes	25,310	9,550	—	34,860
Net gain/(loss) on securitized debt measured at fair value through earnings	25,345	11,086	—	36,431
Lima One mortgage banking income	—	12,109	—	12,109
Other, net	515	684	219	1,418
Other Income/(Loss), net	$(59,707)	$382	$(503)	$(59,828)

Compensation and benefits	$—	$12,010	$12,041	$24,051
Other general and administrative expense	—	4,664	5,411	10,075
Loan servicing, financing and other related costs	5,032	699	3,258	8,989
Amortization of intangible assets	—	800	—	800
Income/(loss) before income taxes	$(31,618)	$(2,786)	$(21,940)	$(56,344)
Provision for/(benefit from) income taxes	—	—	94	94
Net Income/(Loss)	$(31,618)	$(2,786)	$(22,034)	$(56,438)

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$(31,618)	$(2,786)	$(30,253)	$(64,657)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Nine months ended September 30, 2024
Interest Income	$297,990	$237,104	$10,542	$545,636
Interest Expense	209,234	167,796	16,678	393,708
Net Interest Income/(Expense)	$88,756	$69,308	$(6,136)	$151,928
Reversal/(Provision) for Credit Losses on Residential Whole Loans	3,481	—	—	3,481
Reversal/(Provision) for Credit Losses on Other Assets	(1,135)	—	—	(1,135)
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$91,102	$69,308	$(6,136)	$154,274

Net gain/(loss) on residential whole loans measured at fair value through earnings	$137,732	$10,601	$—	$148,333
Impairment and other net gain/(loss) on securities and other portfolio investments	18,297	—	(2,987)	15,310
Net gain/(loss) on real estate owned	4,080	(968)	—	3,112
Net gain/(loss) on derivatives used for risk management purposes	4,631	4,579	—	9,210
Net gain/(loss) on securitized debt measured at fair value through earnings	(71,962)	(36,415)	—	(108,377)
Lima One mortgage banking income	—	24,468	—	24,468
Net realized gain/(loss) on residential whole loans held at carrying value	418	—	—	418
Other, net	1,038	(2,339)	1,362	61
Other Income/(Loss), net	$94,234	$(74)	$(1,625)	$92,535

Compensation and benefits	$—	$33,646	$35,986	$69,632
Other general and administrative expense	190	15,642	18,428	34,260
Loan servicing, financing and other related costs	14,363	1,729	8,170	24,262
Amortization of intangible assets	—	2,400	—	2,400
Income/(loss) before income taxes	$170,783	$15,817	$(70,345)	$116,255
Provision for/(benefit from) income taxes	—	—	2,913	2,913
Net Income/(Loss)	$170,783	$15,817	$(73,258)	$113,342

Less Preferred Stock Dividend Requirement	$—	$—	$24,656	$24,656
Net Income/(Loss) Available to Common Stock and Participating Securities	$170,783	$15,817	$(97,914)	$88,686

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Nine months ended September 30, 2023
Interest Income	$269,586	$156,930	$9,204	$435,720
Interest Expense	176,387	117,465	11,853	305,705
Net Interest Income/(Expense)	$93,199	$39,465	$(2,649)	$130,015
Reversal/(Provision) for Credit Losses on Residential Whole Loans	663	314	—	977
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$93,862	$39,779	$(2,649)	$130,992

Net gain/(loss) on residential whole loans measured at fair value through earnings	$(101,449)	$(32,974)	$—	$(134,423)
Impairment and other net gain/(loss) on securities and other portfolio investments	(14,205)	—	(1,594)	(15,799)
Net gain/(loss) on real estate owned	8,479	25	—	8,504
Net gain/(loss) on derivatives used for risk management purposes	54,130	19,973	—	74,103
Net gain/(loss) on securitized debt measured at fair value through earnings	9,412	2,688	—	12,100
Lima One mortgage banking income	—	32,562	—	32,562
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	—	—
Other, net	6,535	2,131	1,258	9,924
Other Income/(Loss), net	$(37,098)	$24,405	$(336)	$(13,029)

Compensation and benefits	$—	$32,952	$33,500	$66,452
Other general and administrative expense	—	11,858	19,414	31,272
Loan servicing, financing and other related costs	15,146	1,049	9,931	26,126
Amortization of intangible assets	—	3,400	—	3,400
Income/(loss) before income taxes	$41,618	$14,925	$(65,830)	$(9,287)
Provision for/(benefit from) income taxes	—	—	295	295
Net Income/(Loss)	$41,618	$14,925	$(66,125)	$(9,582)

Less Preferred Stock Dividend Requirement	$—	$—	$24,656	$24,656
Net Income/(Loss) Available to Common Stock and Participating Securities	$41,618	$14,925	$(90,781)	$(34,238)

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
September 30, 2024
Total Assets	$6,968,000	$3,831,181	$360,665	$11,159,846

December 31, 2023
Total Assets	$6,370,237	$4,000,932	$401,521	$10,772,690

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
SEPTEMBER 30, 2024
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

16. Subsequent Events

Securitization of loans

Subsequent to quarter end, the Company completed two additional loan securitization collateralized by $423.8 million UPB of Legacy RPL/NPL loans and $214.7 million UPB of Transitional loans.

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

At September 30, 2024, we had total assets of approximately $11.2 billion, of which $9.0 billion, or 81%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”), (iii) short-term business purpose loans collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans”) (collectively, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iv) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans” and, collectively with Transitional loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans,” which are included in “Other loans”). In addition, at September 30, 2024, we had approximately $1.1 billion or 10% of total assets invested in securities, including Agency MBS, Term notes backed by MSR collateral, CRT securities and Non-Agency MBS.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR represents the annualized constant rate of principal repayment in excess of scheduled principal amortization. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended September 30, 2024, the average CPRs on certain of our loan portfolios were: 9.6% for Single-family rental loans, 11.3% for Non-QM loans, and 8.0% for Legacy RPL/NPL loans. In addition, for the three months ended September 30, 2024, the repayment rate (which includes both scheduled and unscheduled repayments of principal) was 63.5% for our Single-family transitional loans and 20.1% for our Multifamily transitional loans.

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

Recent Market Conditions and Our Strategy

The third quarter of 2024 delivered strong returns for fixed income markets as the Federal Reserve began its long anticipated rate cutting cycle, cutting the target for the Fed Funds rate by 50 basis points on September 18 and signaling the prospect of additional cuts to come. During the quarter, the two-year Treasury yield fell approximately 110 basis points and the ten-year Treasury yield fell approximately 60 basis points, which resulted in the reversal of the 26-month inversion of the yield curve.

During the third quarter, we generated GAAP earnings of $0.38 per basic common share and Distributable Earnings, a non-GAAP financial measure, of $0.37 per basic common share. During the quarter, our GAAP book value remained essentially flat at $13.77 per common share and our Economic book value increased approximately 1% to $14.46 per common share, and we declared dividends of $0.35 per common share. We added approximately $565.2 million of residential mortgage loans and $293.9 million of Agency MBS with an average coupon of approximately 9.4% and 5.5%, respectively, and we completed two securitizations collateralized by $245.4 million of performing Legacy RPL/NPL loans and $398.0 million of Non-QM loans. Subsequent to quarter-end, we issued two securitizations collateralized by $423.8 million of primarily non-performing Legacy RPL/NPL loans and $214.7 million UPB of Transitional loans. During the quarter, Lima One originated Business purpose loans with a maximum unpaid principal balance of $312.3 million. Delinquency on our Residential whole loans increased modestly during the quarter from 6.5% at June 30, 2024 to 6.7% at September 30, 2024. The increase was driven primarily by an increase from 3.0% to 3.5% on our Non-QM loans, and an increase from 4.6% to 5.5% on our Multifamily transitional loans. Subsequent to quarter-end, Multifamily transitional loan delinquency increased to 8.1% as of October 31, 2024, as an additional net $32.6 million of loans, primarily to one sponsor, went from 30 days delinquent to 60 or more days delinquent. Following our decision made earlier in the year to refocus Lima One’s resources away from multifamily lending, and in light of the softening we have seen in multifamily housing over the last several quarters, we expect to see continued heightened levels of delinquency and a commensurate risk of credit losses in our Multifamily transitional loan portfolio over the next several quarters.

Third quarter 2024 portfolio activity and impact on financial results

At September 30, 2024, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value, was approximately $10.3 billion, compared to $10.2 billion at June 30, 2024.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended September 30, 2024:

(In Millions)	June 30, 2024	Runoff (1)	Acquisitions (2)	Other (3)	September 30, 2024	Change
Residential whole loans and REO	$9,294	$(611)	$565	$(94)	$9,154	$(140)
Securities, at fair value	863	(18)	294	1	1,140	277
Totals	$10,157	$(629)	$859	$(93)	$10,294	$137
(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Transitional loans.
(3)    Primarily includes sales, changes in fair value and changes in the allowance for credit losses.

At September 30, 2024, our total recorded investment in residential whole loans and REO was $9.2 billion, or 88.9% of our residential mortgage asset portfolio. Of this amount, $4.2 billion are Non-QM loans, $1.5 billion are Single-family rental loans,$1.2 billion are Single-family transitional loans, $1.1 billion are Multifamily transitional loans and $1.1 billion are Legacy RPL/NPL loans. Loan acquisition activity of $565.2 million for the three months ended September 30, 2024 included $243.6 million of Single-family transitional loans (including draws), $236.2 million of Non-QM loans, $76.6 million of Single-family rental loans and $8.8 million of Multifamily transitional loans (including draws). For the three months ended September 30, 2024, we recognized approximately $157.4 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 6.74%, with Single-family transitional loans generating an effective yield of 9.53%, Multifamily transitional loans generating an effective yield of 8.20%, Single-family rental loans generating an effective yield of 6.52%, Non-QM loans generating an effective yield of 5.47% and Legacy RPL/NPL loans generating an effective yield of 7.75%. All new loans and 85% of our total loan portfolio are measured at fair value as a result of the election of the fair value option at acquisition or origination. Included in earnings in Other Income/(Loss), net are net gains/losses on these loans of $143.4 million for the three months ended September 30, 2024. At September 30, 2024 and June 30, 2024, we had REO with an aggregate carrying value of $127.1 million and $108.0 million, respectively, which is included in Other assets on our consolidated balance sheets.

At September 30, 2024, we held $1.1 billion of Securities, at fair value, including $993.5 million of Agency MBS, $54.5 million of MSR-related assets, $68.2 million of CRT securities and $23.8 million of Non-Agency MBS. For the three months ended September 30, 2024, there were $293.9 million purchases of Agency MBS securities and $8.7 million sales of a CRT security. The net yield on our Securities, at fair value was 6.48% for the three months ended September 30, 2024, compared to 7.03% for the three months ended June 30, 2024.

For the three months ended September 30, 2024, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $1.9 million. The total allowance for credit losses recorded on residential whole loans held at carrying value at September 30, 2024 was $10.7 million.
During the third quarter of 2024, we completed two securitizations collateralized by $245.4 million UPB of Legacy RPL/NPL loans and $398.0 million of Non-QM loans. These securitizations provided longer term, non-recourse, non-mark-to-market financing. During the second quarter, we called one of our securitizations issued in 2021 and repaid the remaining $68.1 million amount. Subsequent to the third quarter, we completed one additional securitization collateralized by $423.8 million UPB of Legacy RPL/NPL loans. During the quarter, interest rates exhibited significant volatility, but ended the quarter only modestly higher, and credit spreads tightened. The net impact on the value of our investment portfolio resulted in net mark-to-market gains in our GAAP financial results. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $13.77 as of September 30, 2024. Book value per common share was $13.80 as of June 30, 2024. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $14.46 as of September 30, 2024, an increase from $14.34 as of June 30, 2024. The slight decrease in GAAP book value during the third quarter of 2024 primarily reflects dividends declared on our common stock in excess of GAAP comprehensive income. The increase in Economic book value during the third quarter of 2024 primarily reflects GAAP earnings in excess of dividends declared on our common stock and increases in the fair value of our mortgage loans held at carrying value, partially offset by changes in the estimated fair value of our securities and our securitized debt at carrying value. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Information About Our Assets

The table below presents certain information about our asset allocation at September 30, 2024:

ASSET ALLOCATION

(Dollars in Millions)	Business purpose loans		Non-QM loans		Legacy RPL/NPL loans		Securities, at fair value		Other, net (1)	Total
Asset Amount	$3,682		$4,171		$1,118		$1,140		$756	$10,867
Receivable/(Payable) for Unsettled Transactions	—		—		—		(65)		—	(65)
Financing Agreements with Non-mark-to-market Collateral Provisions	(678)		—		—		—		—	(678)
Financing Agreements with Mark-to-market Collateral Provisions	(802)		(653)		(309)		(918)		(90)	(2,772)
Securitized Debt	(1,617)		(3,030)		(641)		—		(1)	(5,289)
Senior Notes	—		—		—		—		(183)	(183)
Net Equity Allocated	$585		$488		$168		$157		$482	$1,880
Debt/Net Equity Ratio (2)	5.3	x	7.5	x	5.7	x	6.3	x		4.8	x
(1)Includes $305.6 million of cash and cash equivalents, $197.3 million of restricted cash, $55.9 million of Other loans and $16.8 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(2)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at September 30, 2024. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Business purpose loans (1)	Non-QM loans (2)	Legacy RPL/NPL loans (3)	Other loans
Amount due:
Within one year	$1,735,045	$—	$2,129	$—
After one year:
Over one to five years	494,817	—	7,681	—
Over five years	1,454,179	4,172,797	1,115,471	55,909
Total due after one year	$1,948,996	$4,172,797	$1,123,151	$55,909
Total residential whole loans	$3,684,042	$4,172,797	$1,125,280	$55,909
(1)Excludes an allowance for credit losses of $1.5 million at September 30, 2024.
(2)Excludes an allowance for credit losses of $1.7 million at September 30, 2024.
(3)Excludes an allowance for credit losses of $7.4 million at September 30, 2024.

The following table presents, at September 30, 2024, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Business purpose loans (1) (2)	Non-QM loans (1) (2)	Legacy RPL/NPL loans (1) (2)	Other loans
Interest rates:
Fixed	$1,569,457	$3,369,937	$918,335	$55,909
Adjustable	379,539	802,860	204,816	—
Total	$1,948,996	$4,172,797	$1,123,151	$55,909
(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of September 30, 2024.
(2)Excludes an allowance for credit losses.
Our Transitional loans contain various contractual extension features, typically ranging from three to twelve months subject to certain conditions, generally including our consent. Transitional loans are generally only extended if the loan is current and in compliance with various other loan terms. Given the short duration of our Transitional loans, maturity extensions are a regular occurrence, irrespective of market conditions. At September 30, 2024, approximately 15% of our Multifamily transitional loans and 21% of our Single-family transitional loans held as of period end had been extended.

For additional information regarding our residential whole loan portfolios, including information about delinquency trends, see Note 3 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at September 30, 2024 and December 31, 2023:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Agency MBS
Face/Par	$977,286	$554,300
Fair Value	993,471	559,144
Amortized Cost	982,094	555,624
Weighted average yield (1)	5.17%	5.59%
Weighted average time to maturity	29.1 years	29.3 years

Term notes backed by MSR collateral
Face/Par	$55,000	$85,000
Fair Value	54,519	79,895
Amortized Cost	50,027	74,184
Weighted average yield (1)	14.41%	16.96%
Weighted average time to maturity	1.1 years	1.8 years

CRT Securities
Face/Par	$64,851	$79,617
Fair Value	68,236	83,222
Amortized Cost	59,281	68,971
Weighted average yield (1)	9.34%	10.30%
Weighted average time to maturity	15.3 years	17.9 years

Non-Agency MBS
Face/Par	$27,468	$28,485
Fair Value	23,810	23,828
Amortized Cost	22,791	23,482
Weighted average yield (1)	5.69%	5.84%
Weighted average time to maturity	27.0 years	27.8 years
(1)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at September 30, 2024 and December 31, 2023.

Tax Considerations

Current period estimated taxable income

We estimate that for the nine months ended September 30, 2024, our REIT taxable income was approximately $81.6 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the nine months ended September 30, 2024, our net TRS taxable income will be $36.3 million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future tax years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

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

Results of Operations

Quarter Ended September 30, 2024 Compared to the Quarter Ended June 30, 2024

The following table summarizes the changes in our results of operations for the three months ended September 30, 2024 compared to the three months ended June 30, 2024.

	Three Months Ended
(In Thousands, Except Per Share Amounts)	September 30, 2024	June 30, 2024	QoQ Change
Interest Income:
Residential whole loans	$157,406	$165,717	$(8,311)
Securities, at fair value	14,742	13,629	1,113
Other interest-earning assets	4,001	1,177	2,824
Cash and cash equivalent investments	5,825	6,308	(483)
Interest Income	$181,974	$186,831	$(4,857)

Interest Expense:
Asset-backed and other collateralized financing arrangements	$126,833	$126,755	$78
Other interest expense	4,516	6,587	(2,071)
Interest Expense	$131,349	$133,342	$(1,993)

Net Interest Income	$50,625	$53,489	$(2,864)

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$1,942	$1,079	$863
Reversal/(Provision) for Credit Losses on Other Assets	—	(26)	26
Net Interest Income after Reversal/(Provision) for Credit Losses	$52,567	$54,542	$(1,975)

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$143,416	$16,430	$126,986
Impairment and other net gain/(loss) on securities and other portfolio investments	22,928	(2,842)	25,770
Net gain/(loss) on real estate owned	241	1,880	(1,639)
Net gain/(loss) on derivatives used for risk management purposes	(56,818)	16,087	(72,905)
Net gain/(loss) on securitized debt measured at fair value through earnings	(75,273)	(10,642)	(64,631)
Lima One mortgage banking income	8,921	7,619	1,302
Net realized gain/(loss) on residential whole loans held at carrying value	—	$—	—
Other, net	(3,131)	1,317	(4,448)
Other Income/(Loss), net	$40,284	$29,849	$10,435

Operating and Other Expense:
Compensation and benefits	$22,417	$21,747	$670
Other general and administrative expense	11,430	10,835	595
Loan servicing, financing and other related costs	8,503	8,717	(214)
Amortization of intangible assets	800	800	—
Operating and Other Expense	$43,150	$42,099	$1,051

Income/(loss) before income taxes	$49,701	$42,292	$7,409
Provision for/(benefit from) income taxes	1,518	346	1,172
Net Income/(Loss)	$48,183	$41,946	$6,237
Less Preferred Stock Dividend Requirement	$8,219	$8,218	$1
Net Income/(Loss) Available to Common Stock and Participating Securities	$39,964	$33,728	$6,236

Basic Earnings/(Loss) per Common Share	$0.38	$0.32	$0.06
Diluted Earnings/(Loss) per Common Share	$0.37	$0.32	$0.05

General

For the third quarter of 2024, we had net income available to our common stock and participating securities of $40.0 million, or $0.38 per basic common share and $0.37 per diluted common share, compared to net income available to common stock and participating securities of $33.7 million, or $0.32 per basic and diluted common share, for the second quarter of 2024. The increase in net income available to common stock and participating securities in the current period primarily reflects a higher Other income/(loss), net, which increased by $10.4 million to $40.3 million for the current quarter, compared to an Other income/(loss), net of $29.8 million in the immediately prior quarter, partially offset by lower Net Interest Income after Reversal/(Provision) for Credit Losses and a higher provision for income taxes. The increase in Other income/(Loss) net was primarily driven by higher mark-to-market results in the current period on our residential whole loans, securities and other portfolio investments, partially offset by losses on derivatives used for risk management purposes and securitized debt that are measured at fair value through earnings.

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

For the third quarter of 2024, our net interest spread and margin (including the impact of swaps) were 2.18% and 3.00%, respectively, compared to a net interest spread and margin (including the impact of swaps) of 2.16% and 3.01%, respectively, for the second quarter of 2024. Our net interest income decreased by $2.9 million and was $50.6 million for the third quarter of 2024, compared to $53.5 million for the second quarter of 2024. For the third quarter of 2024, net interest income, which does not include the benefit of swap carry, includes lower net interest income from our residential whole loan portfolio of $6.3 million, compared to the second quarter of 2024, primarily due to lower asset yields and average balances, partially offset by lower average financing agreement balances. Net interest income for the third quarter of 2024 also includes approximately $2.8 million of additional interest income from other investments and lower net interest income from our Securities, at fair value portfolio.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2024 and June 30, 2024. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended September 30, 2024			Three Months Ended June 30, 2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$9,344,378	$157,406	6.74%	$9,577,245	$165,717	6.92%
Securities, at fair value	909,554	14,742	6.48	776,027	13,629	7.03
Cash and cash equivalents (2)	550,999	5,825	4.23	600,070	6,308	4.20
Other interest-earning assets	37,006	4,001	43.25	45,646	1,177	10.31
Total interest-earning assets	10,841,937	181,974	6.71	10,998,988	186,831	6.79

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,441,493	$62,533	7.11%	$3,556,701	$65,392	7.27%
Securitized debt (4)	5,266,120	64,301	4.88	5,111,406	61,363	4.80
Convertible Senior Notes	—	—	—	143,516	2,380	6.64
8.875% Senior Notes	110,972	2,728	9.83	110,821	2,726	9.84
9.00% Senior Notes	72,220	1,787	9.90	59,481	1,481	9.96
Total interest-bearing liabilities	8,890,805	131,349	5.84	8,981,925	133,342	5.90
Net interest income/net interest rate spread (5)		50,625	0.87		53,489	0.89
Impact of net Swap carry (6)		29,870	1.31		28,933	1.27
Net interest rate spread (including the impact of Swaps)		$80,495	2.18%		$82,422	2.16%
Net interest-earning assets/net interest margin (7)	$1,951,132		3.00%	$2,017,063		3.01%
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

	Three Months Ended September 30, 2024
	Compared to
	Three Months Ended June 30, 2024
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(4,015)	$(4,296)	$(8,311)
Securities, at fair value	2,232	(1,119)	1,113
Cash and cash equivalents	(527)	44	(483)
Other interest earning assets	(263)	3,087	2,824
Total net change in income of interest-earning assets	$(2,573)	$(2,284)	$(4,857)

Interest-bearing liabilities:
Residential whole loans financing agreements	$(4,410)	$(516)	$(4,926)
Securities, at fair value repurchase agreements	1,971	(147)	1,824
REO financing agreement	250	(7)	243
Securitized debt	1,895	1,043	2,938
Convertible Senior Notes	(2,380)	—	(2,380)
8.875% Senior Notes	2	—	2
9.00% Senior Notes	306	—	306
Total net change in expense of interest-bearing liabilities	$(2,366)	$373	$(1,993)
Net change in net interest income	$(207)	$(2,657)	$(2,864)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)
September 30, 2024	2.18%	3.00%
June 30, 2024	2.16	3.01
March 31, 2024	2.06	2.88
December 31, 2023	2.13	2.96
September 30, 2023	2.17	3.02
June 30, 2023	2.14	2.99
March 31, 2023	1.74	2.64
(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net swap expense).
(2)Reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

Business purpose loans
Net Yield (1)	7.91%	7.99%	7.66%	7.48%	7.21%	6.88%	6.62%
Cost of Funding (2)	5.65%	5.80%	5.67%	5.55%	5.34%	5.01%	4.81%
Net Interest Spread	2.26%	2.19%	1.99%	1.93%	1.87%	1.87%	1.81%

Non-QM loans
Net Yield (1)	5.47%	5.49%	5.39%	5.06%	5.10%	4.69%	4.64%
Cost of Funding (2)	3.47%	3.55%	3.44%	3.34%	3.22%	3.07%	3.05%
Net Interest Spread	2.00%	1.94%	1.95%	1.72%	1.88%	1.62%	1.59%

Legacy RPL/NPL loans
Net Yield (1)	7.75%	8.72%	7.62%	8.25%	8.23%	8.69%	7.39%
Cost of Funding (2)	4.08%	3.70%	3.44%	3.28%	3.21%	2.96%	3.06%
Net Interest Spread	3.67%	5.02%	4.18%	4.97%	5.02%	5.73%	4.33%

Total Residential Whole Loans
Net Yield (1)	6.74%	6.92%	6.63%	6.47%	6.34%	6.10%	5.68%
Cost of Funding (2)	4.45%	4.54%	4.43%	4.29%	4.10%	3.83%	3.82%
Net Interest Spread	2.29%	2.38%	2.20%	2.18%	2.24%	2.27%	1.86%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps and, accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended September 30, 2024, this decreased the overall funding cost by 131 basis points for our Residential whole loans, 101 basis points for our Business purpose loans, 175 basis points for our Non-QM loans, and 56 basis points for our Legacy RPL/NPL loans. For the quarter ended June 30, 2024, this decreased the overall funding cost by 128 basis points for our Residential whole loans, 92 basis points for our Business purpose loans, 163 basis points for our Non-QM loans, and 107 basis points for our Legacy RPL/NPL loans. For the quarter ended March 31, 2024, this decreased the overall funding cost by 132 basis points for our Residential whole loans, 227 basis points for our Business purpose loans, 168 basis points for our Non-QM loans, and 238 basis points for our Legacy RPL/NPL loans. For the quarter ended December 31, 2023, this decreased the overall funding cost by 140 basis points for our Residential whole loans, 235 basis points for our Business purpose loans, 177 basis points for our Non-QM loans, and 251 basis points for our Legacy RPL/NPL loans. For the quarter ended September 30, 2023, this decreased the overall funding cost by 143 basis points for our Residential whole loans, 240 basis points for our Business purpose loans, 176 basis points for our Non-QM loans, and 254 basis points for our Legacy RPL/NPL loans. For the quarter ended June 30, 2023, this decreased the overall funding cost by 144 basis points for our Residential whole loans, 222 basis points for our Business purpose loans, 175 basis points for our Non-QM loans, and 297 basis points for our Legacy RPL/NPL loans. For the quarter ended March 31, 2023, this decreased the overall funding cost by 127 basis points for our Residential whole loans, 198 basis points for our Business purpose loans, 161 basis points for our Non-QM loans, and 251 basis points for our Legacy RPL/NPL loans.

The following table presents the components of the net interest spread earned on our Securities for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread
September 30, 2024	6.48%	3.94%	2.54%
June 30, 2024	7.03	3.84	3.19
March 31, 2024	7.24	4.00	3.24
December 31, 2023	7.20	3.75	3.45
September 30, 2023	7.38	3.92	3.46
June 30, 2023	7.67	4.29	3.38
March 31, 2023	8.76	4.52	4.24
(1)Reflects annualized interest income divided by average amortized cost.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the quarter ended September 30, 2024, this decreased the overall funding cost by 171 basis points. For the quarter ended June 30, 2024, this decreased the overall funding cost by 190 basis points. For the quarter ended March 31, 2024, this decreased the overall funding cost by 179 basis points. For the quarter ended December 31, 2023, this decreased the overall funding cost by 206 basis points. For the quarter ended September 30, 2023, this decreased the overall funding cost by 191 basis points. For the quarter ended June 30, 2023, this decreased the overall funding cost by 138 basis points. For the quarter ended March 31, 2023, this decreased the overall funding cost by 104 basis points.

Interest Income

Interest income on our residential whole loans for the third quarter of 2024 decreased by $8.3 million, or 5.0%, to $157.4 million, compared to $165.7 million for the second quarter of 2024. This decrease primarily reflects a decrease in the yield to 6.74% for the third quarter of 2024 from 6.92% for the second quarter of 2024, and a $232.9 million decrease in the average balance of this portfolio to $9.3 billion for the third quarter of 2024 from the second quarter of 2024. This decrease in residential whole loan interest income was partially offset by an increase in other interest earning assets of $2.8 million and securities, at fair value of $1.1 million.

Interest Expense

Our interest expense for the third quarter of 2024 decreased by $2.0 million, or 1.5%, to $131.3 million, from $133.3 million for the second quarter of 2024. This decrease primarily reflects a decrease in the average balance and rates on financing agreements on residential whole loans as well as zero interest expense for the third quarter for the 6.25% convertible notes due in June 2024 (or Convertible Senior Notes), which we fully repaid in June 2024, partially offset by higher average balance and rates on securitized debt and higher average balances for securities repurchase agreements.
Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the third quarter of 2024, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $1.9 million compared to a reversal of provision for credit losses of $1.1 million for the second quarter of 2024. The reversal of provision recorded in the current period and in the second quarter of 2024 primarily reflects minor changes to modeling assumptions and the run-off of loans held at carrying value.
Provision for Credit Losses on Other Assets
For the third quarter of 2024, we had no provision for credit losses on Other Assets. For the second quarter of 2024, we recorded a provision for credit losses on Other Assets of $26,000 related to an uncollectible receivable from an unaffiliated third-party servicer.

Other Income/(Loss), net

For the third quarter of 2024, Other Income/(Loss), net was $40.3 million, compared to Other Income/(Loss), net of $29.8 million for the second quarter of 2024.  The components of Other Income/(Loss), net for the third and second quarter of 2024 are summarized in the table below:

	Three Months Ended
(In Thousands)	September 30, 2024	June 30, 2024
Net gain/(loss) on residential whole loans measured at fair value through earnings	$143,416	$16,430
Impairment and other net gain/(loss) on securities and other portfolio investments	22,928	(2,842)
Net gain/(loss) on real estate owned	241	1,880
Net gain/(loss) on derivatives used for risk management purposes	(56,818)	16,087
Net gain/(loss) on securitized debt measured at fair value through earnings	(75,273)	(10,642)
Lima One mortgage banking income	8,921	7,619
Net realized gain/(loss) on residential whole loans held at carrying value	—	—
Other, net	(3,131)	1,317
Other Income/(Loss), net	$40,284	$29,849

Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense increased by $0.7 million to $22.4 million for the third quarter of 2024, compared to $21.7 million for the second quarter of 2024, primarily driven by the accrual of executive severance pay, partially offset by a reduction in employee stock-based compensation, annual bonus, and Lima One salary and commission expenses.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses of $11.4 million for the third quarter of 2024 were higher when compared to $10.8 million for the second quarter of 2024, primarily as a result of impairment on a software asset at Lima One and fair value adjustments on the deferred compensation plan for the board of directors, partially offset by lower professional fees at Lima One and software expense at our corporate offices.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses decreased compared to the prior quarter period by approximately $0.2 million, or 2.5%, primarily due to lower expenses recognized related to loan securitization activities.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
September 30, 2024	1.74%	10.17%	0.92	17.10%	4.8	1.8
June 30, 2024	1.52	8.85	1.09	17.14	4.7	1.7
March 31, 2024	0.85	4.69	2.50	18.23	4.6	1.8
December 31, 2023	3.46	19.04	0.44	18.16	4.5	1.7
September 30, 2023	(0.56)	(2.96)	—	19.10	4.3	2.0
June 30, 2023	(0.27)	(1.31)	—	20.99	3.9	1.9
March 31, 2023	3.14	14.40	0.56	21.81	3.5	1.6
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

Nine Month Period Ended September 30, 2024 Compared to the Nine Month Period Ended September 30, 2023

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

	Nine Months Ended
(In Thousands, Except Per Share Amounts)	September 30, 2024	September 30, 2023	YoY Change
Interest Income:
Residential whole loans	$480,788	$388,096	$92,692
Securities, at fair value	41,363	29,201	12,162
Other interest-earning assets	6,341	7,560	(1,219)
Cash and cash equivalent investments	17,144	10,863	6,281
Interest Income	$545,636	$435,720	$109,916

Interest Expense:
Asset-backed and other collateralized financing arrangements	$377,030	$293,852	$83,178
Other interest expense	16,678	11,853	4,825
Interest Expense	$393,708	$305,705	$88,003

Net Interest Income	$151,928	$130,015	$21,913

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$3,481	$977	$2,504
Reversal/(Provision) for Credit Losses on Other Assets	(1,135)	—	(1,135)
Net Interest Income after Reversal/(Provision) for Credit Losses	$154,274	$130,992	$23,282

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$148,333	$(134,423)	$282,756
Impairment and other net gain/(loss) on securities and other portfolio investments	15,310	(15,799)	31,109
Net gain/(loss) on real estate owned	3,112	8,504	(5,392)
Net gain/(loss) on derivatives used for risk management purposes	9,210	74,103	(64,893)
Net gain/(loss) on securitized debt measured at fair value through earnings	(108,377)	12,100	(120,477)
Lima One mortgage banking income	24,468	32,562	(8,094)
Net realized gain/(loss) on residential whole loans held at carrying value	418	—	418
Other, net	61	9,924	(9,863)
Other Income/(Loss), net	$92,535	$(13,029)	$105,564

Operating and Other Expense:
Compensation and benefits	$69,632	$66,452	$3,180
Other general and administrative expense	34,260	31,272	2,988
Loan servicing, financing and other related costs	24,262	26,126	(1,864)
Amortization of intangible assets	2,400	3,400	(1,000)
Operating and Other Expense	$130,554	$127,250	$3,304

Income/(loss) before income taxes	$116,255	$(9,287)	$125,542
Provision for/(benefit from) income taxes	2,913	295	2,618
Net Income/(Loss)	$113,342	$(9,582)	$122,924
Less Preferred Stock Dividend Requirement	$24,656	$24,656	$—
Net Income/(Loss) Available to Common Stock and Participating Securities	$88,686	$(34,238)	$122,924

Basic Earnings/(Loss) per Common Share	$0.85	$(0.34)	$1.19
Diluted Earnings/(Loss) per Common Share	$0.83	$(0.34)	$1.17

General

For the nine months ended September 30, 2024, we had net income available to our common stock and participating securities of $88.7 million, or $0.85 per basic common share and $0.83 per diluted common share, compared to a net loss available to our common stock and participating securities of $(34.2) million, or $(0.34) per basic and diluted common share, for the nine months ended September 30, 2023. The net income available to common stock and participating securities in the current period primarily reflects an increase in Other Income/(Loss), net of $105.6 million from the prior year period, as well as higher net interest income of $21.9 million, partially offset by higher operating and other expense and a higher provision for income taxes from the prior year period. Other Income/(Loss) was higher primarily due to a gain of $148.3 million on residential whole loans measured at fair value in the current period compared with losses in the prior period, partially offset by a loss of $108.4 million on securitized debt measured at fair value in the current period compared with a gain in the prior year period and a lower gain on derivatives used for risk management purposes.

Net Interest Income

For the nine months ended September 30, 2024, our net interest spread and margin were 2.14% and 2.96%, respectively, compared to a net interest spread and margin of 2.02% and 2.89%, respectively, for the nine months ended September 30, 2023. Our net interest income increased by $21.9 million, or 16.9%, to $151.9 million for the nine months ended September 30, 2024 compared to net interest income of $130.0 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, net interest income, which does not include the benefit of swap carry, includes higher net interest income from our residential whole loan portfolio of $22.0 million compared to the nine months ended September 30, 2023, primarily due to higher asset yields and average balances on our residential whole loan portfolio, partially offset by an increase in financing rates and average balances for our securitized debt and an increase in financing rates for our financing agreement borrowings. Net interest income for the nine months ended September 30, 2024 also includes approximately $5.1 million of additional interest income from cash and other interest earning assets compared to the nine months ended September 30, 2023.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2024 and 2023.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$9,477,822	$480,788	6.76%	$8,563,563	$388,096	6.04%
Securities, at fair value	801,373	41,363	6.88	501,222	29,201	7.77
Cash and cash equivalents (2)	537,181	17,144	4.26	467,881	10,863	3.10
Other interest-earning assets	45,001	6,341	18.79	66,388	7,560	15.18
Total interest-earning assets	10,861,377	545,636	6.70	9,599,054	435,720	6.05

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,547,416	$195,407	7.24%	$3,291,028	$177,377	7.11%
Securitized debt (4)	5,084,775	181,623	4.76	4,017,880	116,475	3.87
Convertible Senior Notes	108,178	5,540	6.83	227,737	11,853	6.94
8.875% Senior Notes	106,827	7,870	9.82	—	—	—
9.00% Senior Notes	44,004	3,268	9.90	—	—	—
Total interest-bearing liabilities	8,891,200	393,708	5.86	7,536,645	305,705	5.37
Net interest income/net interest rate spread (5)		151,928	0.84		130,015	0.68
Impact of net Swap carry (6)		87,894	1.30		76,646	1.34
Net interest rate spread (including the impact of Swaps)		$239,822	2.14%		$206,661	2.02%
Net interest-earning assets/net interest margin (7)	$1,970,177		2.96%	$2,062,409		2.89%
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

Rate/Volume Analysis

	Nine Months Ended September 30, 2024
	Compared to
	Nine Months Ended September 30, 2023
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$43,794	$48,898	$92,692
Securities, at fair value	15,826	(3,664)	12,162
Cash and cash equivalents	1,781	4,500	6,281
Other interest-earning assets	(2,770)	1,551	(1,219)
Total net change in income from interest-earning assets	$58,631	$51,285	$109,916

Interest-bearing liabilities:
Residential whole loan financing agreements	$(1,409)	$6,902	$5,493
Securities, at fair value repurchase agreements	12,306	—	12,306
REO financing agreements	124	107	231
Securitized debt	34,912	30,236	65,148
Convertible Senior Notes	(6,313)	—	(6,313)
8.875% Senior Notes	7,870	—	7,870
9.00% Senior Notes	3,268	—	3,268
Total net change in expense of interest-bearing liabilities	$50,758	$37,245	$88,003
Net change in net interest income	$7,873	$14,040	$21,913

The following table presents the components of the net interest spread earned on our Residential whole loans for the periods presented:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Business purpose loans
Net Yield (1)	7.85%	6.92%
Cost of Funding (2)	5.71%	5.07%
Net Interest Spread	2.14%	1.85%

Non-QM loans
Net Yield (1)	5.45%	4.82%
Cost of Funding (2)	3.49%	3.12%
Net Interest Spread	1.96%	1.70%

Legacy RPL/NPL loans
Net Yield (1)	8.03%	8.09%
Cost of Funding (2)	3.75%	3.07%
Net Interest Spread	4.28%	5.02%

Total Residential Whole Loans
Net Yield (1)	6.76%	6.04%
Cost of Funding (2)	4.48%	3.92%
Net Interest Spread	2.28%	2.12%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps, and accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the period ended September 30, 2024, this decreased the overall funding cost by 130 basis points for our Residential whole loans, 98 basis points for our Business purpose loans, 169 basis points for our Non-QM loans, and 89 basis points for our Legacy RPL/NPL loans. For the period ended September 30, 2023, this decreased the overall funding cost by 138 basis points for our Residential whole loans, 221 basis points for our Business purpose loans, 171 basis points for our Non-QM loans, and 268 basis points for our Legacy RPL/NPL loans.

The following table presents the components of the net interest spread earned on our Securities, at fair value for the periods presented:

	Securities, at fair value
Nine Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread
September 30, 2024	6.88%	3.92%	2.96%
September 30, 2023	7.77	4.17	3.60
(1)Reflects annualized interest income divided by average amortized cost.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the nine months ended September 30, 2024, this decreased the overall funding cost by 180 basis points for our Securities, at fair value. For the nine months ended September 30, 2023, this decreased the overall funding cost by 155 basis points for our Securities, at fair value.

Interest Income

Interest income on our residential whole loans for the nine months ended September 30, 2024 increased by $92.7 million, or 23.9%, to $480.8 million, compared to $388.1 million for the nine months ended September 30, 2023. This increase primarily reflects an increase in the yield to 6.76% for the nine months ended September 30, 2024 from 6.04% for the nine months ended September 30, 2023, and a $0.9 billion increase in the average balance of this portfolio to $9.5 billion for the nine months ended September 30, 2024 from $8.6 billion for the nine months ended September 30, 2023.

Interest income on our Securities, at fair value portfolio for the nine months ended September 30, 2024 increased by $12.2 million to $41.4 million from $29.2 million for the nine months ended September 30, 2023. This increase primarily reflects an increase in the average amortized cost of the portfolio of $300.2 million, primarily due to purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 6.88% for the nine months ended September 30, 2024, compared to 7.77% for the nine months ended September 30, 2023.

Interest Expense

Our interest expense for the nine months ended September 30, 2024 increased by $88.0 million, or 28.8%, to $393.7 million, from $305.7 million for the nine months ended September 30, 2023.  This increase primarily reflects the higher overall average balances and financing rates of our securitized debt, higher average balances for securities repurchase agreements and $7.9 million and $3.3 million of interest expense related to our 8.875% Senior Notes issued in January 2024 and 9.00% Senior Notes that were issued in April 2024, respectively.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the nine months ended September 30, 2024, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $3.5 million compared to a reversal of provision for credit losses of $1.0 million for the nine months ended September 30, 2023. The reversal of provision for the current period primarily reflects the run-off of loans held at carrying value and minor changes to modeling assumptions.
Provision for Credit Losses on Other Assets

For the nine months ended September 30, 2024, we recorded a provision for credit losses on Other Assets of $1.1 million, related to an uncollectible receivable from an unrelated third party servicer. No such provision was recorded for the nine months ended September 30, 2023.
Other Income/(Loss), net

For the nine months ended September 30, 2024, Other Income/(Loss), net was $92.5 million, compared to an Other Income/(Loss), net of $(13.0) million for the nine months ended September 30, 2023.  The components of Other Income/(Loss), net for the nine months ended September 30, 2024 and 2023 are summarized in the table below:

	Nine Months Ended September 30,
(In Thousands)	2024	2023
Net gain/(loss) on residential whole loans measured at fair value through earnings	$148,333	$(134,423)
Impairment and other net gain/(loss) on securities and other portfolio investments	15,310	(15,799)
Net gain/(loss) on real estate owned	3,112	8,504
Net gain/(loss) on derivatives used for risk management purposes	9,210	74,103
Net gain/(loss) on securitized debt measured at fair value through earnings	(108,377)	12,100
Lima One mortgage banking income	24,468	32,562
Net realized gain/(loss) on residential whole loans held at carrying value	418	—
Other, net	61	9,924
Other Income/(Loss), net	$92,535	$(13,029)

Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense increased $3.2 million to $69.6 million for the nine months ended September 30, 2024, compared to $66.5 million for the nine months ended September 30, 2023, primarily driven by the accrual of executive severance pay, Lima One salary and long-term incentive compensation expenses, partially offset by a reduction in Lima One commission expense.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses increased by $3.0 million to $34.3 million for the nine months ended September 30, 2024, compared to $31.3 million for the nine months ended September 30, 2023, primarily as a result of impairment on a software asset at Lima One and higher costs associated with IT infrastructure at our corporate offices, partially offset by lower depreciation.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $1.9 million, or 7.1%, primarily due to lower expenses recognized related to loan securitization activities.
Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Nine Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
September 30, 2024	1.37%	7.93%	1.24	17.32%	4.8	1.8
September 30, 2023	(0.10)%	(0.50)%	—	20.11%	3.6	1.7
(1)Reflects annualized net income divided by average total assets. For the nine months ended September 30, 2023, the amounts calculated reflect the year to date net income divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity. For the nine months ended September 30, 2023, the amounts calculated reflect the year to date net income divided by average total stockholders’ equity.
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
Reconciliation of GAAP and Non-GAAP Financial Measures

Reconciliation of GAAP Net Income to non-GAAP Distributable Earnings

“Distributable earnings” is a non-GAAP financial measure of our operating performance, within the meaning of Regulation G and Item 10(e) of Regulation S-K, as promulgated by the Securities and Exchange Commission. Distributable earnings is determined by adjusting GAAP net income/(loss) by removing certain unrealized gains and losses, primarily on residential mortgage investments, associated debt, and hedges that are, in each case, accounted for at fair value through earnings, certain realized gains and losses, as well as certain non-cash expenses and securitization-related transaction costs. Realized gains and losses arising from loans sold to third-parties by Lima One shortly after the origination of such loans are included in Distributable earnings. The transaction costs are primarily comprised of costs only incurred at the time of execution of our securitizations and include costs such as underwriting fees, legal fees, diligence fees, bank fees and other similar transaction related expenses. These costs are all incurred prior to or at the execution of our securitizations and do not recur. Recurring expenses, such as servicing fees, custodial fees, trustee fees and other similar ongoing fees are not excluded from distributable earnings. During the third quarter of 2024, the Company changed the determination of Distributable earnings to exclude depreciation, for consistency with the reporting of similar non-cash expenses; this change has been reflected in all periods presented. Management believes that the adjustments made to GAAP earnings result in the removal of (i) income or expenses that are not reflective of the longer term performance of our investment portfolio, (ii) certain non-cash expenses, and (iii) expense items required to be recognized solely due to the election of the fair value option on certain related residential mortgage assets and associated liabilities. Distributable earnings is one of the factors that our Board of Directors considers when evaluating distributions to our shareholders. Accordingly, we believe that the adjustments to compute Distributable earnings specified below provide investors and analysts with additional information to evaluate our financial results.

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

The following table provides a reconciliation of our GAAP net income/(loss) used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
GAAP Net income/(loss) used in the calculation of basic EPS	$39,870	$33,614	$14,827	$81,527	$(64,657)	$(34,146)	$64,565
Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	(143,416)	(16,430)	11,513	(224,272)	132,894	130,703	(129,174)
Securities held at fair value	(17,107)	4,026	4,776	(21,371)	13,439	3,698	(2,931)
Residential whole loans and securities at carrying value	(7,324)	(2,668)	(418)	332	—	—	—
Interest rate swaps	84,629	10,237	(23,182)	97,400	(9,433)	(37,018)	40,747
Securitized debt held at fair value	71,475	7,597	20,169	108,693	(40,229)	(30,908)	48,846
Investments in loan origination partners	1,503	1,484	—	254	722	872	—
Expense items:
Amortization of intangible assets	800	800	800	800	800	1,300	1,300
Equity based compensation	2,104	3,899	6,243	3,635	4,447	3,932	3,020
Securitization-related transaction costs	3,485	3,009	1,340	2,702	3,217	2,071	4,602
Depreciation	2,604	822	889	869	841	704	1,866
Total adjustments	(1,247)	12,776	22,130	(30,958)	106,698	75,354	(31,724)
Distributable earnings	$38,623	$46,390	$36,957	$50,569	$42,041	$41,208	$32,841

GAAP earnings/(loss) per basic common share	$0.38	$0.32	$0.14	$0.80	$(0.64)	$(0.34)	$0.63
Distributable earnings per basic common share	$0.37	$0.45	$0.36	$0.49	$0.41	$0.40	$0.32
Weighted average common shares for basic earnings per share	103,647	103,446	103,175	102,266	102,255	102,186	102,155
Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
September 30, 2024	1.69%	9.89%	0.95
June 30, 2024	1.98	11.53	0.78
March 31, 2024	1.66	9.12	0.97
December 31, 2023	2.27	12.47	0.70
September 30, 2023	2.01	10.53	0.85
June 30, 2023	2.09	9.95	0.88
March 31, 2023	1.66	9.12	1.09
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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
GAAP Total Stockholders’ Equity	$1,880.5	$1,883.2	$1,884.2	$1,899.9	$1,848.5	$1,944.8	$2,018.6
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,405.5	1,408.2	1,409.2	1,424.9	1,373.5	1,469.8	1,543.6
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	6.7	(26.8)	(35.4)	(35.6)	(85.3)	(58.3)	(33.9)
Fair value adjustment to Securitized debt, at carrying value	64.3	82.3	88.4	95.6	122.5	129.8	122.4
Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,476.5	$1,463.7	$1,462.2	$1,484.9	$1,410.7	$1,541.3	$1,632.1
GAAP book value per common share	$13.77	$13.80	$13.80	$13.98	$13.48	$14.42	$15.15
Economic book value per common share	$14.46	$14.34	$14.32	$14.57	$13.84	$15.12	$16.02
Number of shares of common stock outstanding	102.1	102.1	102.1	101.9	101.9	101.9	101.9

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
Liquidity and Capital Resources

General

Our principal sources of cash generally consist of borrowings under repurchase agreements and other collateralized financings, payments of principal and interest we receive on our investment portfolio, cash generated from our operating results including loan sales and, to the extent such transactions are entered into, proceeds from capital market and structured financing transactions. Our most significant uses of cash are generally to pay principal and interest on our financing transactions, to purchase and originate residential mortgage assets, to make dividend payments on our capital stock, to fund our operations, to meet margin calls and to make other investments that we consider appropriate.
We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, at September 30, 2024, we had approximately 2.0 million shares of common stock available for issuance pursuant to our Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or DRSPP) shelf registration statement. The Company did not issue any shares pursuant to its DRSPP during the nine months ended September 30, 2024.

On February 29, 2024, we entered into a distribution agreement pursuant to which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300 million, from time to time, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the ATM Program). During the nine months ended September 30, 2024, we did not sell any shares of common stock through the ATM Program. At September 30, 2024, $300 million remained available under the distribution agreement.

On February 29, 2024, we announced our Board had authorized a new $200 million stock repurchase program with respect to our common stock, which will be in effect through the end of 2025. The new stock repurchase program supersedes the prior stock repurchase program in its entirety. Refer to Part II, Item 2 for further information about the stock repurchase program. During the nine months ended September 30, 2024, we did not repurchase any share of common stock through the stock repurchase program. At September 30, 2024, $200 million remained available under the current Board authorization for the purchase of common stock under our stock repurchase program.

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

Financing Agreements

Our borrowings under financing agreements include a combination of shorter and longer term arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of September 30, 2024, we had $2.8 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $6.0 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders, and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At September 30, 2024, we had unused financing capacity of approximately $3.1 billion across our financing arrangements for all collateral types.

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

At September 30, 2024, we had a total of $3.6 billion of residential whole loans and securities and $10.3 million of restricted cash pledged to our financing counterparties excluding securitized debt. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
September 30, 2024	$3,441,493	$3,450,136	$3,450,136	$5,257,841	$5,288,997	$5,288,997
June 30, 2024	3,556,701	3,660,342	3,660,342	5,029,703	5,047,613	5,078,946
March 31, 2024	3,645,218	3,611,212	3,686,018	4,792,515	4,794,400	4,812,304
December 31, 2023	3,682,792	3,576,952	3,717,477	4,438,548	4,750,805	4,750,805
September 30, 2023	3,574,547	3,486,440	3,766,848	4,014,161	4,332,936	4,332,936
June 30, 2023	3,148,269	3,370,327	3,370,327	3,924,422	3,969,274	4,043,482
March 31, 2023	3,145,555	3,042,802	3,189,587	3,680,042	3,830,309	3,838,654
(1)The information presented in the table above excludes Senior notes (Note 6).

Cash Flows and Liquidity for the Nine Months Ended September 30, 2024

Our cash, cash equivalents and restricted cash increased by $14.7 million during the nine months ended September 30, 2024, reflecting:  $182.8 million used in our investing activities, $108.8 million provided by our financing activities and $88.7 million provided by our operating activities.

At September 30, 2024, our debt-to-equity multiple was 4.8 times compared to 4.5 times at December 31, 2023. Our recourse leverage multiple at September 30, 2024 was 1.8 times compared to 1.7 times at December 31, 2023. At September 30, 2024, we had borrowings under asset-backed financing agreements of $3.5 billion, of which $2.5 billion were secured by residential whole loans, $918.5 million were secured by securities and $40.7 million were secured by REO. In addition, at September 30, 2024, we had securitized debt of $5.3 billion in connection with our loan securitization transactions. At December 31, 2023, we had borrowings under asset-backed financing agreements of $3.6 billion, of which $2.9 billion were secured by residential whole loans, $622.6 million were secured by securities and $25.2 million were secured by REO. In addition, at December 31, 2023, we had securitized debt of $4.8 billion in connection with our loan securitization transactions.

During the nine months ended September 30, 2024, $182.8 million was used in our investing activities.  We utilized $2.0 billion for acquisitions and origination of residential whole loans, loan related investments and capitalized advances. During the nine months ended September 30, 2024, we received $1.6 billion of principal payments on residential whole loans and loan related investments, $407.7 million of proceeds from the sale of residential whole loans, and $68.2 million of proceeds on sales of REO.  In addition, during the nine months ended September 30, 2024, we utilized $404.0 million for acquisitions of securities and received cash proceeds of $45.6 million from sales of securities and other assets and $44.6 million from principal payments on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged for Margin Activity			Cash and Securities Received for Reverse Margin	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin
(In Thousands)
September 30, 2024	$7,368	$7,076	$14,444	$15,361	$917
June 30, 2024	—	6,795	6,795	17,348	10,553
March 31, 2024	17,379	3,358	20,737	16,514	(4,223)
December 31, 2023	10,616	4,085	14,701	23,060	8,359
September 30, 2023	35,690	4,363	40,053	34,846	(5,207)
June 30, 2023	5,982	2,909	8,891	5,328	(3,563)
March 31, 2023	676	2,965	3,641	6,529	2,888
(1) Excludes variation margin payments on our cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of September 30, 2024.

During the nine months ended September 30, 2024, we paid $107.9 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $24.7 million on our preferred stock. On September 12, 2024, we declared our third quarter 2024 dividend on our common stock of $0.35 per share; on October 31, 2024, we paid this dividend, which totaled approximately $36.0 million, including dividend equivalents of approximately $0.3 million.

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

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio at September 30, 2024. All changes in value are measured as the percentage change from the projected portfolio value under the base interest rate scenario at September 30, 2024.

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Portfolio Value	Percentage Change in Total Stockholders’ Equity
(Dollars in Thousands)
+100 Basis Point Increase	$(159,900)	(1.44)%	(8.50)%
+ 50 Basis Point Increase	$(72,381)	(0.65)%	(3.85)%
Actual at September 30, 2024	$—	—%	—%
- 50 Basis Point Decrease	$57,244	0.51%	3.04%
-100 Basis Point Decrease	$99,350	0.89%	5.28%
(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our Swaps, securitized debt, and other fixed-rate debt.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2024. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. At September 30, 2024, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.16 which is the weighted average of 3.51 for our Residential whole loans, 2.68 for our Securities investments, (2.43) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.01 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.54), which is the weighted average of (0.52) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (1.23) for our Securities and zero for our Other assets and cash and cash equivalents.

Credit Risk

We are exposed to credit risk through our credit sensitive residential mortgage investments, in particular residential whole loans and certain of our securities investments. We do not believe we are exposed to credit risk in our Agency MBS portfolio.

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

The following table presents certain information about our Residential whole loans at September 30, 2024:

	Single-family transitional loans		Multifamily transitional loans		Single-family rental loans		Non-QM loans		Legacy RPL/NPL loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%
Amortized cost	$1,092,476	$67,447	$982,985	$120,796	$1,489,191	$22,943	$4,155,669	$220,164	$899,502	$124,695
Unpaid principal balance (UPB)	$1,091,171	$67,242	$982,081	$120,651	$1,482,300	$22,942	$4,048,366	$215,725	$1,053,778	$197,081
Weighted average coupon (1)	10.5%	9.7%	9.1%	8.4%	6.4%	5.5%	6.2%	6.7%	5.2%	5.0%
Weighted average term to maturity (months)	6	3	9	7	325	319	339	344	247	299
Weighted average LTV (2)	65%	119%	64%	99%	67%	166%	63%	85%	46%	103%
Loans 90+ days delinquent UPB	$64,170	$25,444	$27,721	$22,211	$28,004	$18,778	$95,841	$17,025	$166,456	$52,866
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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $459.2 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 74%. For certain Multifamily transitional loans, totaling $568.3 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 72%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of certain of our residential whole loan portfolio and in total at September 30, 2024:

	Business purpose loans		Non-QM loans		Legacy RPL/NPL loans		All Loans
Rank	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB
1	FL	11.4%	CA	50.6%	CA	21.9%	CA	27.5%
2	TX	11.2%	FL	16.7%	NY	16.5%	FL	13.2%
3	GA	9.0%	TX	4.8%	FL	7.3%	TX	7.1%
4	NY	6.3%	AZ	2.9%	NJ	7.1%	NY	5.3%
5	NC	5.4%	WA	2.5%	MD	5.1%	GA	4.7%

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

At September 30, 2024, we had access to various sources of liquidity, including $305.6 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at September 30, 2024, we had $95.5 million of unencumbered residential whole loans.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2024, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2024. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 29, 2024, the Company announced its Board had authorized a new $200 million stock repurchase program with respect to the Company’s common stock, which will be in effect through the end of 2025. The Company’s prior stock repurchase program, which was adopted in March 2022, had authorized the repurchase of up to $250 million of the Company’s common stock and expired on December 31, 2023, with approximately $202.5 million remaining available at the date of expiration.
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

At September 30, 2024, $200 million remained available under the current authorization for the purchase of our common stock under the stock repurchase program.

We engaged in no share repurchase activity during the third quarter of 2024 pursuant to the stock repurchase program nor did we withhold shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to satisfy tax and payroll withholding obligations resulting from the vesting and settlement of restricted stock awards and/or restricted stock units (RSUs).

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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023; (ii) our Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2024 and 2023; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2024 and 2023; (v) our Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and 2023; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2024	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Michael Roper
Michael Roper
Chief Financial Officer

