Form 10-K
period 2024-12-31
MFA FINANCIAL, INC.
filed 2025-02-20
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
On June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.1 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.
On February 14, 2025, the registrant had a total of 102,523,820 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about June 3, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MFA FINANCIAL, INC.

PART I			PART II (continued)
Item 1.	Business	5		Note 4. Securities, at Fair Value	89
Item 1A.	Risk Factors	8		Note 5. Other Assets	92
Item 1B.	Unresolved Staff Comments	34		Note 6. Financing Agreements	97
Item 1C.	Cybersecurity	35		Note 7. Other Liabilities	101
Item 2.	Properties	36		Note 8. Income Taxes	102
Item 3.	Legal Proceedings	36		Note 9. Commitments and Contingencies	104
Item 4.	Mine Safety Disclosures	36		Note 10. Stockholders’ Equity	105
PART II				Note 11. EPS Calculation	109
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37		Note 12. Equity Compensation and Other Benefit Plans	109

				Note 13. Fair Value of Financial Instruments	113
Item 6.	Reserved	38		Note 14. Use of Special Purpose Entities and Variable Interest Entities	119
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
				Note 15. Segment Reporting	120
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61		Note 16. Subsequent Events	1
				Schedule IV - Mortgage Loans on Real Estate	125
Item 8.	Financial Statements and Supplementary Data	66	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	126
	Report of Independent Registered Public Accounting Firm	66

	Financial Statements:		Item 9A.	Controls and Procedures	126
	Consolidated Balance Sheets at December 31, 2024 and December 31, 2023	68	Item 9B.	Other Information	128
			Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevents Inspections	128
	Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	69
			PART III
			Item 10.	Directors, Executive Officers and Corporate Governance	128
	Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2024, 2023 and 2022	70
			Item 11.	Executive Compensation	128
			Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	129
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022	71

			Item 13.	Certain Relationships and Related Transactions and Director Independence	129
	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	73
			Item 14.	Principal Accountant Fees and Services	129
			PART IV
	Notes to the Consolidated Financial Statements	74	Item 15.	Exhibits and Financial Statement Schedules	129
	Note 1. Organization	74	Item 16.	Form 10-K Summary	133
	Note 2. Summary of Significant Accounting Policies	74	Signatures		134
	Note 3. Residential Whole Loans	83

All other financial statement schedules are omitted because the required information is not applicable or deemed not material, or the required information is included in the consolidated financial statements and/or notes thereto.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K:  Residential whole loans refer to loans that may include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”); (iii) short-term business purpose loans collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans”) (collectively, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iv) business purpose loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (“Single-family rental loans” and, collectively with Transitional loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”, which are included in “Other loans”). MBS generally refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as the Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); Non-Agency MBS refers to MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation and include (i) Legacy Non-Agency MBS, which are MBS issued prior to 2008, and (ii) RPL/NPL MBS, which refers to MBS backed primarily by securitized re-performing and non-performing loans. Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to adjustable-rate mortgage loans which have interest rates that reset annually or more frequently; CRT securities refer to credit risk transfer securities, that are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac; MSR-related assets refer to certain term notes backed directly or indirectly by mortgage servicing rights (“MSRs”) or loans to certain entities that are generally secured by cash flows generated by mortgage servicing rights and other unencumbered assets owned by the borrower; and Real Estate Owned (“REO”) refers to real estate acquired by us, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Among the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements we make are: general economic developments and trends and the performance of the housing, real estate, mortgage finance, broader financial markets; inflation, increases in interest rates and changes in the market (i.e., fair) value of our residential whole loans, MBS, securitized debt and other assets, as well as changes in the value of our liabilities accounted for at fair value through earnings; the effectiveness of hedging transactions; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business (including as a result of the new U.S. Presidential administration); our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; targeted or expected returns on our investments in recently-originated mortgage loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing costs associated with such investments; risks associated with the ongoing operation of Lima One Holdings, LLC (including, without limitation, industry competition, unanticipated expenditures relating to or liabilities arising from its operation (including, among other things, a failure to realize management’s assumptions regarding expected growth in Business purpose loan (BPL) origination volumes and credit risks underlying BPLs, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the BPLs originated by Lima One)); expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators; risks associated with investing in real estate assets generally, including changes in business conditions and the general economy; and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. (See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.)

PART I
Item 1.  Business.
GENERAL
We are a specialty finance company that invests in and finances residential mortgage assets. Our targeted investments include principally the following:
•Residential whole loans, including Non-QM loans, Business purpose loans, and Legacy RPL/NPL loans, which we acquire and hold through certain trusts that are consolidated on our balance sheet for financial reporting purposes. Through our wholly-owned subsidiary, Lima One Capital, LLC (together with its parent company, Lima One Holdings, LLC, “Lima One”), a leading nationwide originator and servicer of Business purpose loans (or BPLs), which we acquired on July 1, 2021, we originate and service BPLs for real estate investors. We also own real estate (or REO), which is typically acquired as a result of the foreclosure or other liquidation of delinquent whole loans in connection with our loan investment activities.
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
2024 was a volatile year with mixed results for fixed income products, including the residential mortgage assets that we invest in and finance. Investors continued to adjust to volatile conditions resulting from a number of macroeconomic challenges, including: monetary policy; the Federal Reserve’s first interest rate cut in four years, and the ongoing uncertainty as to the timing and extent of future rate cuts in light of ongoing inflationary challenges and generally resilient macroeconomic data; geopolitical uncertainty both in the U.S. and abroad; uncertainly with respect to U.S. policy in light of the new U.S. Presidential administration; and the potential for recession. We sought to address these challenges by continuing to prioritize liquidity, prudently hedging our exposure to interest rates, and using loan securitizations to replace floating rate recourse mark-to-market financing with fixed rate non-recourse, non-mark-to-market financing.
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
INVESTMENT STRATEGY
We primarily invest in and finance, through our various subsidiaries, residential mortgage assets. During 2024 we acquired approximately $2.6 billion of residential whole loans. This includes $1.5 billion of loans originated by our wholly-owned subsidiary, Lima One, which has funded more than $6.4 billion of loans since July 2021, when we fully acquired Lima One. At the end of 2024, residential whole loan investments comprised approximately 77% of our assets and 62% of our allocated net equity. During 2025, assuming economic conditions continue to support markets for residential mortgage assets, we expect to continue pursuing investment opportunities primarily focused on residential whole loans as market opportunities arise. We expect that our investment activities will continue to be financed primarily through a combination of securitization transactions, term loan warehouse financing and repurchase agreement financing.
At December 31, 2024, our total investment-related assets were comprised of the following: $8.8 billion, or approximately 83%, of residential whole loans (compared to $9.0 billion, or 90%, at December 31, 2023); $1.5 billion, or 14%, of residential mortgage securities (compared to $746.1 million, or 7%, at December 31, 2023); and $299.5 million, or 3%, of remaining investment-related assets, comprised primarily of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables (compared to $327.1 million, or 3% at December 31, 2023).
Residential Whole Loans
During 2024, we continued to acquire or originate residential whole loans, with the majority of our additions for the year originated by Lima One. Our Residential whole loan portfolio includes primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”); (iii) short-term business purpose loans collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans”) (collectively, with Single-family transitional loans, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iv) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans” and, collectively with Transitional loans, “Business purpose loans”), and (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL”). We acquire and hold our loans primarily through certain trusts that are consolidated on our balance sheet for financial reporting purposes.
Certain Legacy RPL/NPL loans acquired by the Company for which the Company did not elect the fair value option are accounted for as credit deteriorated, as they have experienced a deterioration in credit quality since origination and prior to our purchase and were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Purchased Credit Deteriorated Loans are typically characterized by borrowers who had previously experienced payment delinquencies and the amount owed may have exceeded the value of the property pledged as collateral at the time of acquisition. The majority of these loans were also acquired at purchase prices that were discounted (often substantially so) to their contractual loan balance to reflect the impaired credit history of the borrower, the loan-to-value ratio (or LTV) of the loan and the coupon rate. Certain Legacy RPL/NPL acquired by the Company are accounted for as non-performing loans which are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. These loans were typically purchased at significantly discounted prices to the contractual loan balance.
We also own REO property as a result of managing the resolution of non-performing loans. The volume of REO properties increased during the year, as a result of higher resolutions of non-performing loans via foreclosure in 2024.
Securities, at Fair Value
We invest in residential mortgage securities, including Agency MBS, Non-Agency MBS, CRT securities and MSR-related assets, which include term notes backed directly or indirectly by MSRs. During 2024, we opportunistically added $0.9 billion of Agency MBS. Going forward, we may continue to invest selectively in a range of residential mortgage securities as market opportunities arise.
FINANCING STRATEGY
Our financing strategy is designed to increase the size of our investment portfolio by borrowing against a substantial portion of the market value of the assets in our portfolio. For our Residential whole loan portfolio, we use loan securitizations, term warehouse facilities and shorter term repurchase agreements to finance our holdings of Residential whole loans. For our MBS portfolio, we primarily use shorter term repurchase agreements to finance our holdings of Securities. Going forward, in connection with our current and any future investment in residential whole loans, we expect that our financing strategy will continue to include loan securitization and other forms of structured financing, subject to market conditions.
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

EMPLOYEES/HUMAN CAPITAL MANAGEMENT
At December 31, 2024, we had approximately 348 employees, including 285 employees working in our Lima One subsidiary.
We believe that investing in and fostering our workforce is a key pillar in operating our business. By supporting, recognizing, and investing in our employees, we believe that we are able to attract and retain the highest quality talent.
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
While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations. A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of our Agency MBS and Residential whole loans in general.

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
Credit and Other Risks Related to Our Investments
•Our investments in residential mortgage (including BPLs), residential mortgage securities, commercial mortgage loans and other assets involve credit risk, which could materially adversely affect our results of operations.
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
•Our ownership of Lima One and our investments in mortgage loan originators expose us to additional risks.

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
•Actions and regulations by the U.S. Government designed to stabilize or reform the mortgage finance markets may not achieve their intended effect or otherwise benefit our business, and could materially affect our business.
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
The results of our business operations are affected by many factors, a number of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and collateral, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, our ability to source new investments at appropriate yields, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions and changes in the U.S. political environment (including as a result of the change in administration), especially in the real estate and mortgage sector, our competition, and the credit performance of our credit sensitive residential mortgage assets. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), market credit spreads, borrowing costs (i.e., our interest expense), delinquencies, defaults and prepayment speeds on our investments, the behavior of which involves various risks and uncertainties. Interest rates and conditional prepayment rates (or CPRs) (which are a measure the amount of unscheduled principal prepayment on a loan or security) vary according to the type of investment, conditions in the financial markets, fiscal and monetary policies and domestic and international economic and political conditions, competition and other factors, none of which can be predicted with any certainty or is within our control. Therefore, a period of high interest rates and flattening or inverted yield curves, such as the conditions experienced during the past few years, which may continue in 2025, presents challenges on our ability to effectively manage the risks associated with our business operations, including interest rate, prepayment, financing, liquidity and credit risks, while maintaining our qualification as a REIT.
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
Our portfolio of residential whole loans (including BPLs) is by far our largest asset class and represented approximately 77% of our total assets as of December 31, 2024. We expect that our investment portfolio in residential whole loans will continue to be our primary asset class in 2025. As an investor in residential whole loans, we are subject to the risk that the underlying borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. In addition to the credit risk associated with these assets, residential whole loans are less liquid than certain of our other credit sensitive assets, which may make them more difficult to dispose of if the need or desire arises. In addition, if actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.
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
We are not required to limit our assets in terms of geographic location, diversification or concentration (including borrower concentration), except that we concentrate in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography (see the Risk Factor below), asset type (as is the case currently, as residential whole loans are by far our most concentrated asset type), property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or is undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics, availability and cost of insurance, and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks to these investments.
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
The difficulty in valuation is particularly significant with respect to our less liquid investments such as our re-performing loans (or RPLs), non-performing loans (or NPLs) and Business purpose loans. RPLs are loans on which a borrower was previously delinquent but has resumed repaying. Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings. Our investments in residential whole loans may require us to work with our designated third-party mortgage loan servicers to the extent that they engage in workout negotiations or a restructuring with a borrower and/or the possibility of foreclosure. These processes may be lengthy and expensive. If loans become REO, we, through a designated servicer that we retain, will have to manage these properties and may not be able to sell them. See the Risk Factor captioned “Credit and Other Risks Related to Our Investments - Our ability to sell REO on terms acceptable to us or at all may be limited.”
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
The U.S. Government, through the Federal Reserve, the U.S. Treasury Department, the Federal Housing Administration (or FHA), the CFPB, and other agencies have in the past implemented, and may in the future implement, a number of federal programs designed to help homeowners avoid residential mortgage loan foreclosures, reduce or forgive certain mortgage payments, or otherwise mitigate losses for homeowners. In addition, Fannie Mae and Freddie Mac implemented their Flex Modification foreclosure prevention program, developed at the direction of the FHFA. Federal loss mitigation programs, as well as private loss mitigation programs offered by investors and servicers, may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with respect to residential whole loan investments, loan modifications with respect to a given underlying loan, including, but not limited to, those related to principal payment deferrals, forbearance agreements, forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may materially adversely affect the value of, and the returns on, these assets. See the Risk Factor captioned “Risks Associated with Adverse Developments in the Mortgage Finance and Credit Markets and Financial Markets Generally - Actions and Regulations by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business.”
The new U.S. Presidential administration and Congress may propose and adopt changes in federal policies that have significant impacts on the legal and regulatory framework affecting the mortgage industry. These changes, including personnel changes at the applicable regulatory agencies, may alter the nature and scope of oversight affecting the mortgage finance industry generally and particularly the future role of Fannie Mae and Freddie Mac.
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
REO properties are illiquid relative to other assets we own. Furthermore, real estate markets are affected by many factors that are beyond our control, such as general and local economic conditions, availability of financing, interest rates and supply and demand. We cannot predict whether we will be able to sell any REO for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of an REO. In certain circumstances, we may be required to expend cash to correct defects, pay expenses (including insurance) or to make improvements before a property can be sold, and we cannot assure that we will have cash available to make these payments. As a result, our ownership of REOs could materially and adversely affect our liquidity and results of operations.
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
As of December 31, 2024, we had approximately $54.6 million of investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. Generally, we have the right to receive certain cash flows from the owner of the MSRs that are generated from the servicing fees and/or excess servicing spread associated with the MSRs. While we do not own MSRs, our investments in MSR-related assets indirectly expose us to risks associated with MSRs, such as the illiquidity of MSRs, the risks associated with servicing MSRs (that include, for example, significant regulatory risks and costs) and the ability of the owner to successfully manage its MSR portfolio. Furthermore, the value of MSRs is highly sensitive to changes in prepayment rates. Decreasing market interest rates are generally associated with increases in prepayment rates as borrowers are able to refinance their loans at lower costs. Prepayments result in the partial or complete loss of the cash flows from the related MSR. If these or other MSR-related risks come to fruition, the value of our MSR-related assets could decline significantly.
Our ownership of Lima One and investments in mortgage loan originators expose us to additional risks.
As of December 31, 2024, we had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of our wholly-owned subsidiary, Lima One. In addition, as of December 31, 2024, we had approximately $16.8 million of non-controlling investments in certain loan originators from whom we acquire mortgage loans for investment on a periodic basis. These investments have taken the form of common equity and preferred equity. Unlike our investments in residential mortgage loans and mortgage-backed securities, our non-controlling investments in loan originators are unsecured and not collateralized by any property of the originators. In addition, we do not manage any of the loan originators in which we have made non-controlling investments, and because none of these investments give us a controlling stake in such loan originators, our ability to influence the business and operations of the originators is limited, in some instances significantly so. Also, because these loan originators are private closely-held enterprises, there are significant restrictions on our ability to sell or otherwise transfer our investments (which are generally illiquid). In the event Lima One or one or more of the loan originators in which we have made investments should experience a significant decline in its business and operations or otherwise not be able to respond adequately to managerial, compliance or operational challenges that it may encounter, we may be required to write-down all or a portion of the goodwill relating to Lima One or write down all or a portion of the applicable non-controlling investment, which could have a material adverse impact on our results of operations.

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
•If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders. Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. At December 31, 2024, we had greater than 5% stockholders’ equity at risk to the following financing agreement counterparties: Wells Fargo (approximately 9.1%) and Barclays (approximately 5.9%).
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
Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. We rely primarily on borrowings under repurchase agreements and other financing arrangements to finance the acquisition of residential mortgage investments. Our financing arrangements typically have shorter-term contractual maturities than the maturities of our mortgage investments. Even though the majority of our investments have interest rates that adjust over time based on changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our investments. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected, including due to the following reasons:

•Changes in interest rates, cyclical or otherwise, may materially adversely affect our profitability. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control. In general, we finance the acquisition of our investments through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets. The cost of our borrowings is based on prevailing market interest rates. Because the terms of our repurchase transactions typically range from one to six months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) than the interest rates on our investments. During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest income on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition (including the impact of hedging transactions) at the time, as well as the magnitude and period over which interest rates increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our residential mortgage investments. Interest rates increased significantly in 2022 and 2023, remained high in 2024 and may continue to remain high in 2025, particularly as concerns of inflation have continued into 2025. As such, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.
The impact of inflation may adversely affect our financial performance.
Inflation by some measures is at the highest readings since 1982, and inflationary pressures have broadened from goods earlier in the pandemic to include shelter costs and a number of labor-intensive services. The rapid acceleration of inflation led to an abrupt shift in the Federal Reserve’s monetary policy stance as they no longer consider these price pressures to be “transitory.” In an effort to control inflation, the Federal Reserve raised the federal funds rate seven times in 2022, followed by eleven rate raises in 2023. While the Federal Reserve made three rate cuts in 2024, there is uncertainty as to the timing and extent of future rate cuts in light of ongoing inflationary challenges and generally resilient macroeconomic data. As the Federal Reserve lifts its federal funds target rate, the margin between short and long-term rates could further compress. Given our reliance on short-term borrowings to generate interest income and the fact that the yield curve remains relatively flat after the recent inversion ended, or if the Federal Reserve finds itself continuing to fall behind on inflation and more aggressively tightens its current projections, our results of operations, financial condition and business could be materially adversely impacted. For a detailed discussion of the impact of interest rates, see “Interest Rate Risk” included under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.
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

Actions and regulations by the U.S. Government designed to stabilize or reform the mortgage finance markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business.
The mortgage finance market is subject to extensive regulation and scrutiny; government actions and regulations, however, may not achieve their intended effect and could bring uncertainty to the operations of the industry, increase our cost of compliance or otherwise materially adversely affect our business. The Federal Reserve announced in November 2008 a program of large-scale purchases of Agency MBS in an attempt to lower longer-term interest rates and contribute to an overall easing of adverse financial conditions. Subject to specified investment guidelines, the portfolios of Agency MBS purchased through the programs established by the U.S. Treasury and the Federal Reserve may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. The program was reinstated in 2020 in response to the COVID-19 pandemic. This flexibility may adversely affect the pricing and availability of Agency MBS during the remaining term of these portfolios.
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
See Item 1. “Business - Regulation” and the Risk Factor captioned “Our business is subject to extensive regulation” for a description of our regulatory risks.
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
In particular, the Dodd-Frank Act resulted in a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among U.S. federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, and to exercise supervisory authority over participants in mortgage lending and mortgage servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the Truth in Lending Act and RESPA, aimed at improving consumer protections with respect to mortgage originations and mortgage servicing, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and loss mitigation and other servicing requirements. Unpredictable events, such as the COVID-19 pandemic, may create economic shocks, to which federal, state, and local governments respond with new borrower and tenant rights and protections. Certain federal and state regulators continue to consider proposals to apply regulatory prudential standards to nonbank servicers, which may impact how our service providers, including the Servicer, are regulated. In addition, the impact of a new U.S. Presidential administration may lead to changes in the capital markets and regulatory landscape, including federal supervision and enforcement tools on residential mortgage lenders and servicers, which could result in increased regulatory scrutiny and potentially increased penalties assessed for determinations of non-compliance with applicable requirements.
Federal consumer protection laws and regulations regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include, among others, the CFPB “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (or HOEPA), which was expanded under the Dodd-Frank Act, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Business purpose loans secured by 1-4 family residences are also subject to federal and state regulation.
Some states have also enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the CFPB “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the applicable standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with federal consumer protection laws and regulations could subject us, or as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of damages and costs, which for some violations includes the sum of all finance charges and fees paid by the consumer, and could result in rescission of the affected residential mortgage loans.
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

Item 2.  Properties.

Office Leases

Our primary lease commitment relates to our corporate headquarters. For the year ended December 31, 2024, we recorded an expense of approximately $5.4 million in connection with this lease. The original term specified in this lease is approximately 15 years with a termination date of December 2036, and an option to renew for an additional five years.

Additionally, in December 2024, Lima One executed a lease agreement on new office space in Greenville, South Carolina for an 8.5-year term. The Company expects the average annual lease rental expense to be approximately $2.4 million. Lima One expects to relocate to the office space in the latter half of 2025.

At December 31, 2024, we expect our future rent expense, for all lease commitments, exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes, to range between approximately $7.1 million and $8.0 million per year from 2025 to 2032, approximately $6.7 million in 2033 and approximately $5.4 million from 2034 to 2036.

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

Holders

As of February 14, 2025, we had 388 registered holders of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search; however, the number of beneficial owners of our common stock may exceed this number.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2024.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2024 and 2023, we declared total cash dividends to holders of our common stock of $142.9 million ($1.40 per share) and $142.7 million ($1.40 per share), respectively.

In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the year ended December 31, 2024, the portion of our common stock dividends paid during the year deemed to be a return of capital was $0.5516 per share of common stock. For the year ended December 31, 2023, the portion of our common stock dividends paid during the year deemed to be a return of capital was $0.4108 per share of common stock. For the year ended December 31, 2022, the portion of our common stock dividends paid during the year deemed to be a return of capital was $1.76 per share of common stock. (For additional dividend information, see Notes 10(a) and 10(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

The table below provides details of dividends on our common stock declared during the years 2024 and 2023:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2024	December 11, 2024	December 31, 2024	January 31, 2025	$0.35	(1)
	September 12, 2024	September 27, 2024	October 31, 2024	0.35
	June 11, 2024	June 28, 2024	July 31, 2024	0.35
	March 7, 2024	March 28, 2024	April 30, 2024	0.35

2023	December 13, 2023	December 29, 2023	January 31, 2024	$0.35	(2)
	September 20, 2023	October 2, 2023	October 31, 2023	0.35
	June 15, 2023	June 30, 2023	July 31, 2023	0.35
	March 10, 2023	March 31, 2023	April 28, 2023	0.35
(1)At December 31, 2024, we had accrued dividends and dividend equivalents payable of $36.0 million related to the common stock dividend declared on December 11, 2024. This dividend will be treated as a dividend paid in 2025 to the extent of the Company’s earnings and profits in 2025.
(2)At December 31, 2023, we had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on December 13, 2023. A portion of this dividend was considered taxable income to the recipient in 2024. For more information see the Company’s 2024 Dividend Tax Information on its website.

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

The stock repurchase program does not require the purchase of any minimum number of shares. The timing and extent to which we repurchase our shares will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. Acquisitions under the stock repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (or the Exchange Act)).

We did not repurchase any shares of our common stock pursuant to the stock repurchase program during the year ended December 31, 2024. The Company did withhold 129,949 shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) during the first quarter of 2024 to satisfy tax and payroll withholding obligations resulting from the vesting and settlement of restricted stock awards and/or restricted stock units (RSUs).
Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase. Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and who want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and who want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the year ended 2024, the Company did not issue any shares pursuant to its DRSPP. During the year ended 2023, we issued 6,666 shares of common stock through the DRSPP generating net proceeds of approximately $74,000.

Item 6.  Reserved

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

At December 31, 2024, we had total assets of approximately $11.4 billion, of which $8.8 billion, or 77%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”), (iii) short-term business purpose loans collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans”) (collectively, with Single-family transitional loans, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iv) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans” and, collectively with Transitional loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans,” which are included in “Other loans”). In addition, at December 31, 2024, we had approximately $1.5 billion or 13% of total assets invested in investments in securities, including Agency MBS, Term notes backed by MSR collateral, CRT securities and Non-Agency MBS.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, liabilities and hedges that are accounted for at fair value through earnings, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets. Changes in these factors, or uncertainty in the market regarding the potential for changes in these factors, can result in significant changes in the value and/or performance of our investment portfolio. Further, our GAAP results may be impacted by market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, including certain residential whole loans, securitized debt and Swaps. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense), the level of loan delinquencies, which may result in changes in the amount of non-accrual loans, and prepayment speeds, the behavior of which involves various risks and uncertainties. Interest rates and conditional prepayment rates (or CPRs) (which is an annualized measure of the amount of unscheduled principal prepayments on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our financial results are also impacted by estimates of credit losses that are required to be recorded when loans that are not accounted for at fair value through net income are acquired or originated, as well as changes in these credit loss estimates that will be required to be made periodically.

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

Our investments in residential mortgage assets expose us to credit risk, meaning that we are generally subject to credit losses due to the risk of delinquency, default and foreclosure on the underlying real estate collateral. Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk. With respect to investments in Business purpose and Non-QM loans, we believe that sound underwriting standards, including low LTVs at origination, significantly mitigate our risk of loss. Further, we believe the discounted purchase prices paid on Legacy RPL/NPL loans mitigate our risk of loss in the event that we receive less than 100% of the unpaid principal balance of these investments.

Premiums arise when we acquire an MBS or loan at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their unpaid principal balance. Conversely, discounts arise when we acquire an MBS or loan at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their unpaid principal balance.  Accretable purchase discounts on these investments are accreted to interest income. Premiums paid to purchase loans, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR presents the annualized constant rate of principal repayment in excess of scheduled principal amortization. CPRs on our residential mortgage securities and whole loans may differ significantly. For the year ended December 31, 2024, the average CPRs on certain of our loan portfolios were: 10.4% for Non-QM loans, 8.7% for Single-family rental loans, and 8.6% for Legacy RPL/NPL loans. In addition, for the year ended December 31, 2024, the repayment rate (which includes both scheduled and unscheduled repayments of principal) was 60.6% for our Single-family transitional loans and 24.4% for our Multifamily transitional loans.

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

Recent Market Conditions and Our Strategy

2024 was another turbulent year with mixed results for fixed income investors, as markets continued to adjust to volatile conditions resulting from a number of challenging macroeconomic conditions, including the start of the Federal Reserve’s easing cycle, ongoing uncertainty as to the timing and extent of future rate cuts, ongoing inflationary pressures, geopolitical uncertainty both in the U.S. and abroad, and balancing generally resilient macroeconomic data with the potential for recession. For the year, the Bloomberg US Aggregate Index returned 1.25% - the eighth worst annual return in the nearly 50-year history of the index. During the year, intermediate and longer-duration Treasury rates moved higher while credit spreads generally tightened. The yield curve steepened during 2024, ending the multiyear inversion following the Federal Reserve’s decision to cut the target for the Fed Funds rate by 50 basis points on September 18, 2024, followed by further 25 basis point cuts on both November 7, 2024 and December 18, 2024. Despite these volatile macroeconomic conditions, during the year, we were able to add $3.6 billion of our target assets. These additions included approximately $1.5 billion of funded originations of Business purpose loans and draws on existing Transitional loans at Lima One, approximately $1.2 billion of Non-QM loans, and $932 million of Agency MBS. During 2024 we executed eight securitizations and issued $2.1 billion of securitized debt. We also issued $115 million of 8.875% senior unsecured notes due in February 2029 and $75.0 million of 9.00% senior unsecured notes due in August 2029, and repaid our Convertible Senior Notes which matured in June 2024.

During the year we generated GAAP earnings per share (or EPS) of $0.83 per basic common share and Distributable earnings, a non-GAAP financial measure that excludes the impact of fair value changes and certain other items, of $1.57 per basic common share. At December 31, 2024, our GAAP book value was $13.39 and our Economic book value, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $13.93 per common share, each representing decreases of approximately 4% as compared to December 31, 2023. During the year we declared dividends of $1.40 per common share.

For the year, our Lima One subsidiary originated Business purpose loans with a maximum unpaid principal balance of $1.4 billion, a decline from the $2.2 billion originated in 2023. The decline was in large part the result of our decision in the second quarter of 2024 to refocus our resources away from multifamily transitional lending and the resulting friction associated with redeploying our resources to the single-family transitional and single-family rental lending channels. This decision was made in light of continued softness in multifamily housing in certain markets and several consecutive quarters of declines in origination volumes in our multifamily transitional lending. Given the current challenging market conditions for multifamily housing, we expect to see heightened levels of delinquency and a commensurate risk of credit losses in our Business purpose loan portfolio during 2025. As a result of the shift away from multifamily lending, as well as lower single-family real estate transaction volumes generally, we expect origination volumes to remain under pressure in the first half of 2025.

During 2024 Lima One sold $193.7 million of recently originated single-family rental loans to third parties and realized gains of $7.4 million. We believe that these sales to third parties help to strengthen Lima One’s franchise value, create additional distribution channels to accommodate future growth, and enhance returns.

For additional information regarding the calculation of Distributable earnings and Economic book value per share, including a reconciliation to GAAP Net Income and GAAP book value per share, respectively, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

2024 Portfolio Activity and impact on financial results

At December 31, 2024, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value, was approximately $10.5 billion compared to $9.9 billion at December 31, 2023.

The following table presents the activity for our residential mortgage asset portfolio for the year ended December 31, 2024:

(In Millions)	December 31, 2023	Runoff (1)	Acquisitions & Originations (2)	Other (3)	December 31, 2024	Change
Residential whole loans and REO	$9,151	$(2,239)	$2,634	$(604)	$8,942	$(209)
Securities, at fair value	746	(83)	932	(57)	1,538	792
Totals	$9,897	$(2,322)	$3,566	$(661)	$10,480	$583
(1)Primarily includes principal repayments and sales of REO.
(2)Includes draws on previously originated Transitional loans.
(3)Primarily includes sales, changes in fair value and changes in the allowance for credit losses.

At December 31, 2024, our total recorded investment in residential whole loans and REO was $8.9 billion, or 85.3% of our residential mortgage asset portfolio. Of this amount, $4.3 billion are Non-QM loans, $1.4 billion are Single-family rental loans, $1.1 billion are Single-family transitional loans, $0.9 billion are Multifamily transitional loans and $1.1 billion are Legacy RPL/NPL loans. Loan acquisition activity of $2.6 billion during 2024 included $991.5 million of Single-family transitional loans (including draws), $1.2 billion of Non-QM loans, $331.7 million of Single-family rental loans and $145.0 million of Multifamily transitional loans (including draws). During 2024, we recognized approximately $633.6 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 6.74%, with Single-family transitional loans generating an effective yield of 9.45%, Multifamily transitional loans generating an effective yield of 8.20%, Single-family rental loans generating an effective yield of 6.37%, Non-QM loans generating an effective yield of 5.50% and Legacy RPL/NPL loans generating an effective yield of 7.91%. Since the second quarter of 2021 we have elected the fair value option for all loan acquisitions, and 85% our total loan portfolio is measured at fair value through earnings. Included in earnings in Other Income/(Loss), net are net gains on these loans of $46.0 million for the year ended December 31, 2024. At December 31, 2024 and 2023, we had REO with an aggregate carrying value of $130.9 million and $110.2 million, respectively, which is included in Other assets on our consolidated balance sheets.

At December 31, 2024, we held $1.5 billion of Securities, at fair value, including $1.4 billion of Agency MBS, $54.6 million of MSR-related assets, $67.6 million of CRT securities and $22.6 million of Non-Agency MBS. During 2024, we added $0.9 billion of Agency MBS and sold $26.9 million sales of MSR-related assets and an $8.7 million sales of a CRT security. The net yield on our Securities, at fair value was 6.59% for 2024, compared to 7.57% for 2023.

For the year ended December 31, 2024, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $3.1 million. The total allowance for credit losses recorded on residential whole loans held at carrying value at December 31, 2024 was $10.7 million.

During 2024, we completed eight securitizations with unpaid principal balance (or UPB) of loans sold of $2.4 billion. This included $1.1 billion of Non-QM loans, $599.0 million of Transitional loans and 669.2 million of Legacy RPL/NPL loans. These securitizations provide longer term, non-recourse, non-mark-to-market financing. During 2024, heightened interest rate volatility led to significant fluctuations in the fair values of our residential mortgage asset portfolio and associated financing liabilities and hedges, which drove volatility in our quarterly GAAP financial results. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $13.39 as of December 31, 2024. Book value per common share decreased from $13.98 as of December 31, 2023. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $13.93 as of December 31, 2024, a decrease from $14.57 as of December 31, 2023. The decrease in GAAP book value during 2024 primarily reflects dividends declared on our common stock in excess of our GAAP earnings. The decrease in Economic book value during 2024 primarily reflects dividends declared on our common stock in excess of GAAP earnings and a decrease in the fair value of our mortgage loans held at carrying value, partially offset by changes in the estimated fair value of our securities and our securitized debt at carrying value. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

Information About Our Assets

The table below presents certain information about our asset allocation at December 31, 2024:

ASSET ALLOCATION

(Dollars in Millions)	Business purpose loans		Non-QM loans		Legacy RPL/NPL loans		Securities, at fair value		Other, net (1)	Total
Fair Value/Carrying Value	$3,394		$4,289		$1,076		$1,538		$764	$11,061
Receivable/(Payable) for Unsettled Transactions	—		—		—		(63)		—	(63)
Financing Agreements with Non-mark-to-market Collateral Provisions	(577)		—		—		—		—	(577)
Financing Agreements with Mark-to-market Collateral Provisions	(616)		(591)		(45)		(1,279)		(69)	(2,600)
Securitized Debt	(1,651)		(3,227)		(916)		—		(1)	(5,795)
Senior Notes	—		—		—		—		(184)	(184)
Net Equity Allocated	$550		$471		$115		$196		$510	$1,842
Debt/Net Equity Ratio (2)	5.2	x	8.1	x	8.4	x	6.8	x		5.0	x
(1)Includes $338.9 million of cash and cash equivalents, $262.4 million of restricted cash, $52.1 million of Other loans and $16.8 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(2)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at December 31, 2024. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Business purpose loans (1)	Non-QM loans (2)	Legacy RPL/NPL loans (3)	Other loans
Amount due:
Within one year	$1,736,112	$—	$1,560	$—
After one year:
Over one to five years	322,455	—	8,440	—
Over five years	1,337,614	4,291,086	1,072,549	52,073
Total due after one year	$1,660,069	$4,291,086	$1,080,989	$52,073
Total residential whole loans	$3,396,181	$4,291,086	$1,082,549	$52,073
(1)Excludes an allowance for credit losses of $1.8 million at December 31, 2024.
(2)Excludes an allowance for credit losses of $2.1 million at December 31, 2024.
(3)Excludes an allowance for credit losses of $6.8 million at December 31, 2024.

The following table presents, at December 31, 2024, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Business purpose loans (1)(2)	Non-QM loans (1)(2)	Legacy RPL/NPL loans (1)(2)	Other loans
Interest rates:
Fixed	$1,312,219	$3,503,781	$885,572	$52,073
Adjustable	347,851	787,305	195,417	—
Total	$1,660,069	$4,291,086	$1,080,989	$52,073
(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of December 31, 2024.
(2)Excludes an allowance for credit losses.
Our Transitional loans contain various contractual extension features, typically ranging from three to twelve months subject to certain conditions, generally including our consent. Transitional loans are generally only extended if the loan is current and in compliance with various other loan terms. Given the short duration of our Transitional loans, maturity extensions are a regular occurrence, irrespective of market conditions. At December 31, 2024, approximately 18% of our Multifamily transitional loans and 26% of our Single-family transitional loans held as of period end had been extended.

For additional information regarding our residential whole loan portfolios, including information about delinquency trends, see Note 3 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at December 31, 2024 and December 31, 2023:

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Agency MBS
Face/Par	$1,403,891	$554,300
Fair Value	1,392,635	559,144
Amortized Cost	1,405,900	555,624
Weighted average yield (1)	5.45%	5.59%
Weighted average time to maturity	29.1 years	29.3 years

Term notes backed by MSR collateral
Face/Par	$55,000	$85,000
Fair Value	54,588	79,895
Amortized Cost	50,639	74,184
Weighted average yield (1)	13.95%	16.96%
Weighted average time to maturity	0.8 years	1.8 years

CRT securities
Face/Par	$64,602	$79,617
Fair Value	67,642	83,222
Amortized Cost	58,930	68,971
Weighted average yield (1)	9.35%	10.30%
Weighted average time to maturity	15.0 years	17.9 years

Non-Agency MBS
Face/Par	$27,206	$28,485
Fair Value	22,648	23,828
Amortized Cost	22,633	23,482
Weighted average yield (1)	5.67%	5.84%
Weighted average time to maturity	26.8 years	27.8 years
(1)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at December 31, 2024 and December 31, 2023.

Tax Considerations

Current period estimated taxable income

We estimate that for 2024, our REIT taxable income was approximately $119.4 million.

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

Securitization

Generally, securitization transactions for GAAP and tax can be characterized as either sales or financings, depending on transaction type, structure and available elections. For GAAP purposes, our securitizations have generally been treated as on-balance sheet financing transactions. For tax purposes, they have been characterized primarily as sale transactions.
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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for 2024, our net TRS taxable income (loss) will be $7.4 million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future tax years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion related to our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2023, which was filed with the SEC on February 22, 2024, and is available on the SEC’s website at www.sec.gov and on our website at www.mfafinancial.com.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following table summarizes the changes in our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

	Year Ended
(In Thousands)	December 31, 2024	December 31, 2023	YoY Change
Interest Income:
Residential whole loans	$633,556	$537,883	$95,673
Securities, at fair value	61,110	42,376	18,734
Other interest-earning assets	7,058	9,027	(1,969)
Cash and cash equivalent investments	22,241	16,311	5,930
Interest Income	$723,965	$605,597	$118,368

Interest Expense:
Asset-backed and other collateralized financing arrangements	$500,026	$413,517	$86,509
Other interest expense	21,208	15,601	5,607
Interest Expense	$521,234	$429,118	$92,116

Net Interest Income	$202,731	$176,479	$26,252

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$3,084	$8,853	$(5,769)
Reversal/(Provision) for Credit Losses on Other Assets	(1,135)	—	(1,135)
Net Interest Income after Reversal/(Provision) for Credit Losses	$204,680	$185,332	$19,348

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$45,994	$89,850	$(43,856)
Impairment and other net gain/(loss) on securities and other portfolio investments	(10,869)	6,225	(17,094)
Net gain/(loss) on real estate owned	3,136	9,392	(6,256)
Net gain/(loss) on derivatives used for risk management purposes	78,503	3,761	74,742
Net gain/(loss) on securitized debt measured at fair value through earnings	(64,813)	(99,589)	34,776
Lima One mortgage banking income	32,944	43,384	(10,440)
Net realized gain/(loss) on residential whole loans held at carrying value	418	(1,240)	1,658
Other, net	115	11,331	(11,216)
Other Income/(Loss), net	$85,428	$63,114	$22,314

Operating and Other Expense:
Compensation and benefits	$87,654	$85,799	$1,855
Other general and administrative expense	44,254	43,869	385
Loan servicing, financing and other related costs	35,306	34,136	1,170
Amortization of intangible assets	3,200	4,200	(1,000)
Operating and Other Expense	$170,414	$168,004	$2,410

Income/(loss) before income taxes	$119,694	$80,442	$39,252
Provision for/(benefit from) income taxes	443	278	165
Net Income/(Loss)	$119,251	$80,164	$39,087
Less Preferred Stock Dividend Requirement	$32,875	$32,875	$—
Net Income/(Loss) Available to Common Stock and Participating Securities	$86,376	$47,289	$39,087

Basic Earnings/(Loss) per Common Share	$0.83	$0.46	$0.37
Diluted Earnings/(Loss) per Common Share	$0.82	$0.46	$0.36

General

For 2024, we had net income available to our common stock and participating securities of $86.4 million, or $0.83 per basic common share and $0.82 per diluted common share, compared to net income available to our common stock and participating securities for 2023 of $47.3 million, or $0.46 per basic and diluted common share. This increase in net income available to common stock and participating securities primarily reflects higher Other Income/(Loss), net of $22.3 million and higher Net Interest Income after Reversal/(Provision) for Credit Losses of $19.3 million. Higher Other Income/Loss was primarily driven by mark-to-market gains in 2024 compared with losses in 2023 on derivatives used for risk management purposes and lower losses on securitized debt measured at fair value through earnings, partially offset by lower realized losses and lower unrealized gains on our residential whole loans that are measured at fair value through earnings, realized losses on the unwind of derivatives used for risk management purposes, mark-to-market losses in 2024 compared with gains in 2023 on fair value option securities and lower Lima One mortgage banking income. Net interest income for 2024 increased by $26.3 million from 2023, primarily due to higher asset yields and average balances on our residential whole loan portfolio and lower average balances of Residential whole loan financing agreements, partially offset by an increase in average balances and financing rates for our securitized debt and higher rates on senior notes issued to replace the maturing convertible senior notes. 2024 also includes a $5.8 million lower net reversal of the Provision for Credit Losses on Residential Whole Loans held at carrying value and a Provision for Credit Losses on Other Assets of $1.1 million.

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

For 2024, our net interest spread and margin (including the impact of swaps) were 2.10% and 2.91%, respectively, compared to a net interest spread and margin (including the impact of swaps) of 2.05% and 2.90%, respectively, for 2023. Our net interest income, which does not include the benefit of swap carry, increased by $26.3 million, or 14.9%, to $202.7 million from $176.5 million for 2023. For 2024, net interest income includes higher net interest income from our residential whole loan portfolio of $27.2 million compared to 2023, primarily due to higher asset yields and higher amounts invested in the loan portfolio, partially offset by an increase in average balance and financing rates for our securitized debt. In addition, net interest income for 2024 includes higher net interest income for our Securities, at fair value portfolio of approximately $0.9 million compared to 2023, primarily due higher amounts invested in the securities portfolio, partially offset by an increase in average balance of financing agreements for our securities. Net interest income for 2024 also includes approximately $4.0 million of additional interest income from cash and other interest earning assets compared to 2023.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2024 and 2023.  Average yields are derived by dividing interest income by the average amortized cost of the related assets, and average costs are derived by dividing interest expense by the average balance of the related liabilities, for the periods shown.  The yields and costs may include premium amortization and discount accretion which are considered adjustments to interest income or expense.

	For the Year Ended December 31,
	2024			2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$9,404,477	$633,556	6.74%	$8,740,248	$537,883	6.15%
Securities, at fair value	927,927	61,110	6.59	559,434	42,376	7.57
Cash and cash equivalents (2)	540,408	22,241	4.12	465,481	16,311	3.50
Other interest-earning assets	35,941	7,058	19.64	68,959	9,027	13.09
Total interest-earning assets	10,908,753	723,965	6.64	9,834,122	605,597	6.16

Liabilities:
Interest-bearing liabilities:
Securitized debt (3)	$5,220,172	$251,582	4.82%	$4,168,322	$166,919	4.00%
Collateralized financing agreements (4)	3,490,693	248,444	7.00	3,389,774	246,598	7.18
Convertible Senior Notes	80,985	5,540	6.84	224,768	15,601	6.94
8.875% Senior Notes	107,914	10,603	9.83	—	—	—
9.00% Senior Notes	51,121	5,065	9.91	—	—	—
Total interest-bearing liabilities	8,950,885	521,234	5.78	7,782,864	429,118	5.47
Net interest income/net interest rate spread (5)		202,731	0.86		176,479	0.69
Impact of net swap carry (6)		112,771	1.24		107,154	1.36
Net interest rate spread (including the impact of Swaps)		$315,502	2.10%		$283,633	2.05%
Net interest-earning assets/net interest margin (7)	$1,957,868		2.91%	$2,051,258		2.90%
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
(3)Includes both securitized debt, at carrying value and securitized debt, at fair value.
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
(7)Net interest margin reflects net interest income (including net swap income or expense) divided by average interest-earning assets.

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

	Year Ended December 31, 2024
	Compared to
	Year Ended December 31, 2023
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$42,289	$53,384	$95,673
Securities, at fair value	25,054	(6,320)	18,734
Cash and cash equivalents	2,823	3,107	5,930
Other interest-earning assets	(5,381)	3,412	(1,969)
Total net change in income from interest-earning assets	$64,785	$53,583	$118,368

Interest-bearing liabilities:
Securitized debt	$46,714	$37,949	$84,663
Residential whole loan financing agreements	(18,090)	1,800	(16,290)
Securities, at fair value repurchase agreements	19,161	(1,367)	17,794
REO financing agreements	260	82	342
Convertible Senior Notes	(10,061)	—	(10,061)
8.875% Senior Notes	10,603	—	10,603
9.00% Senior Notes	5,065	—	5,065
Total net change in expense of interest-bearing liabilities	$53,652	$38,464	$92,116
Net change in net interest income	$11,133	$15,119	$26,252

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)
December 31, 2024	1.99%	2.76%
September 30, 2024	2.18	3.00
June 30, 2024	2.16	3.01
March 31, 2024	2.06	2.88
December 31, 2023	2.13	2.96
September 30, 2023	2.17	3.02
June 30, 2023	2.14	2.99
March 31, 2023	1.74	2.64
(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net swap income or expense).
(2)Reflects annualized net interest income (including net swap income or expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Business Purpose Loans
Net Yield (1)	7.73%	7.91%	7.99%	7.66%	7.48%	7.21%	6.88%	6.62%
Cost of Funding (2)	5.59%	5.65%	5.80%	5.67%	5.55%	5.34%	5.01%	4.81%
Net Interest Spread	2.14%	2.26%	2.19%	1.99%	1.93%	1.87%	1.87%	1.81%
Non-QM Loans
Net Yield (1)	5.63%	5.47%	5.49%	5.39%	5.06%	5.10%	4.69%	4.64%
Cost of Funding (2)	3.76%	3.47%	3.55%	3.44%	3.34%	3.22%	3.07%	3.05%
Net Interest Spread	1.87%	2.00%	1.94%	1.95%	1.72%	1.88%	1.62%	1.59%
Legacy RPL/NPL Loans
Net Yield (1)	7.52%	7.75%	8.72%	7.62%	8.25%	8.23%	8.69%	7.39%
Cost of Funding (2)	4.04%	4.08%	3.70%	3.44%	3.28%	3.21%	2.96%	3.06%
Net Interest Spread	3.48%	3.67%	5.02%	4.18%	4.97%	5.02%	5.73%	4.33%
Total Residential Whole Loans
Net Yield (1)	6.65%	6.74%	6.92%	6.63%	6.47%	6.34%	6.10%	5.68%
Cost of Funding (2)	4.50%	4.45%	4.54%	4.43%	4.29%	4.10%	3.83%	3.82%
Net Interest Spread	2.15%	2.29%	2.38%	2.20%	2.18%	2.24%	2.27%	1.86%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps, and accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended December 31, 2024, this decreased the overall funding cost by 101 basis points for our Residential whole loans, 80 basis points for our Business purpose loans, 136 basis points for our Non-QM loans, and 19 basis points for our Legacy RPL/NPL loans. For the quarter ended September 30, 2024, this decreased the overall funding cost by 131 basis points for our Residential whole loans, 101 basis points for our Business purpose loans, 175 basis points for our Non-QM loans, and 56 basis points for our Legacy RPL/NPL loans. For the quarter ended June 30, 2024, this decreased the overall funding cost by 128 basis points for our Residential whole loans, 92 basis points for our Business purpose loans, 163 basis points for our Non-QM loans, and 107 basis points for our Legacy RPL/NPL loans. For the quarter ended March 31, 2024, this decreased the overall funding cost by 132 basis points for our Residential whole loans, 99 basis points for our Business purpose loans, 168 basis points for our Non-QM loans, and 107 basis points for our Legacy RPL/NPL loans. For the quarter ended December 31, 2023, this decreased the overall funding cost by 140 basis points for our Residential whole loans, 105 basis points for our Business purpose loans, 177 basis points for our Non-QM loans, and 112 basis points for our Legacy RPL/NPL loans. For the quarter ended September 30, 2023, this decreased the overall funding cost by 143 basis points for our Residential whole loans, 113 basis points for our Business purpose loans, 176 basis points for our Non-QM loans, and 111 basis points for our Legacy RPL/NPL loans. For the quarter ended June 30, 2023, this increased the overall funding cost by 144 basis points for our Residential whole loans, 110 basis points for our Business purpose loans, 175 basis points for our Non-QM loans, and 126 basis points for our Legacy RPL/NPL loans. For the quarter ended March 31, 2023, this increased the overall funding cost by 127 basis points for our Residential whole loans, 100 basis points for our Business purpose loans, 161 basis points for our Non-QM loans, and 107 basis points for our Legacy RPL/NPL loans.

The following table presents the components of the net interest spread earned on our Securities for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread
December 31, 2024	6.05%	3.34%	2.71%
September 30, 2024	6.48	3.94	2.54
June 30, 2024	7.03	3.84	3.19
March 31, 2024	7.24	4.00	3.24
December 31, 2023	7.20	3.75	3.45
September 30, 2023	7.38	3.92	3.46
June 30, 2023	7.67	4.29	3.38
March 31, 2023	8.76	4.52	4.24
(1)Reflects annualized interest income divided by average amortized cost.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the quarter ended December 31, 2024, this decreased the overall funding cost by 168 basis points. For the quarter ended September 30, 2024, this decreased the overall funding cost by 171 basis points. For the quarter ended June 30, 2024, this decreased the overall funding cost by 190 basis points. For the quarter ended March 31, 2024, this decreased the overall funding cost by 179 basis points. For the quarter ended December 31, 2023, this decreased the overall funding cost by 206 basis points. For the quarter ended September 30, 2023, this decreased the overall funding cost by 191 basis points. For the quarter ended June 30, 2023, this decreased the overall funding cost by 138 basis points. For the quarter ended March 31, 2023, this decreased the overall funding cost by 104 basis points.

Interest Income

Interest income on our residential whole loans for 2024 increased by $95.7 million, or 17.8%, to $633.6 million compared to $537.9 million for 2023. This increase primarily reflects an increase in the yield to 6.74% for 2024 from 6.15% for 2023 and a $0.7 billion increase in the average balance of this portfolio to $9.4 billion for 2024 from $8.7 billion for 2023.

Interest income on our Securities, at fair value portfolio for 2024 increased $18.7 million to $61.1 million from $42.4 million for 2023. This increase primarily reflects an increase in the average amortized cost of the portfolio of $368.5 million due to purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 6.59% for 2024, compared to 7.57% for 2023.

Interest Expense

Our interest expense for 2024 increased by $92.1 million, or 21.5%, to $521.2 million, from $429.1 million for 2023.  This increase primarily reflects the higher overall average balances and financing rates of our securitized debt, higher average balances for securities repurchase agreements and $10.6 million and $5.1 million of interest expense related to our 8.875% Senior Notes issued in January 2024 and 9.00% Senior Notes that were issued in April 2024, respectively. These increases were partially offset by the impact of lower average balances for residential whole loan financing agreements and lower interest expense for convertible senior notes as these notes matured in June 2024 and were repaid in full.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For 2024, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $3.1 million compared to a reversal of provision of $8.9 million for 2023. The reversal of provision recorded in 2024 primarily reflects the run-off of loans held at carrying value and minor changes to modeling assumptions. The prior period reversal primarily reflects updated modeling assumptions, as well as the run-off of loans held at carrying value, partially offset by the impact of loan charge-offs.

Provision for Credit Losses on Other Assets
For 2024, we recorded a provision for credit losses on Other Assets of $1.1 million, related to an uncollectible receivable from an unrelated third-party servicer. No such provision was recorded for 2023.

Other Income/(Loss), net
For 2024, Other Income/(Loss), net was $85.4 million, compared to an Other Income/(Loss), net of $63.1 million for 2023.  The components of Other (Loss)/Income, net for 2024 and 2023 are summarized in the table below:

	For the Year Ended December 31,
(In Thousands)	2024	2023
Net gain/(loss) on residential whole loans measured at fair value through earnings	$45,994	$89,850
Impairment and other net gain/(loss) on securities and other portfolio investments	(10,869)	6,225
Net gain/(loss) on real estate owned	3,136	9,392
Net gain/(loss) on derivatives used for risk management purposes	78,503	3,761
Net gain/(loss) on securitized debt measured at fair value through earnings	(64,813)	(99,589)
Lima One mortgage banking income	32,944	43,384
Net realized gain/(loss) on residential whole loans held at carrying value	418	(1,240)
Other, net	115	11,331
Other Income/(Loss), net	$85,428	$63,114

Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One origination related commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense increased $1.9 million to $87.7 million for 2024, compared to $85.8 million for 2023 primarily driven by separation, retirement, and severance related costs, partially offset by reduction in origination related commission expenses and lower stock-based compensation expense.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses increased by $0.4 million to $44.3 million for 2024 compared to $43.9 million for 2023, primarily as a result of accelerated depreciation of a software asset at Lima One, higher costs associated with IT infrastructure at our corporate offices and tax related accounting fees, partially offset by lower depreciation at our corporate offices, and lower professional fees and miscellaneous expenses at Lima One.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses increased compared to 2023 by approximately $1.2 million, or 3.4%, primarily due to higher non-recoverable advances and upfront costs on securitization.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
December 31, 2024	0.21%	1.26%	—	16.41%	5.0	1.7
September 30, 2024	1.74	10.17	0.92	17.10	4.8	1.8
June 30, 2024	1.52	8.85	1.09	17.14	4.7	1.7
March 31, 2024	0.85	4.69	2.50	18.23	4.6	1.8
December 31, 2023	3.46	19.04	0.44	18.16	4.5	1.7
September 30, 2023	(0.56)	(2.96)	—	19.10	4.3	2.0
June 30, 2023	(0.27)	(1.31)	—	20.99	3.9	1.9
March 31, 2023	3.14	14.40	0.56	21.81	3.5	1.6
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
(6)Represents the sum of our borrowings under financing agreements (excluding securitized debt and other non-recourse debt) and payable for unsettled purchases divided by stockholders’ equity.
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

The following table provides a reconciliation of our GAAP net income/(loss) used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
GAAP Net income/(loss) used in the calculation of basic EPS	$(2,396)	$39,870	$33,614	$14,827	$81,527	$(64,657)	$(34,146)	$64,565
Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	102,339	(143,416)	(16,430)	11,513	(224,272)	132,894	130,703	(129,174)
Securities held at fair value	26,273	(17,107)	4,026	4,776	(21,371)	13,439	3,698	(2,931)
Residential whole loans and securities at carrying value	—	(7,324)	(2,668)	(418)	332	—	—	—
Interest rate swaps	(46,632)	84,629	10,237	(23,182)	97,400	(9,433)	(37,018)	40,747
Securitized debt held at fair value	(47,267)	71,475	7,597	20,169	108,693	(40,229)	(30,908)	48,846
Other portfolio investments	(94)	1,503	1,484	—	254	722	872	—
Expense items:
Amortization of intangible assets	800	800	800	800	800	800	1,300	1,300
Equity based compensation	1,637	2,104	3,899	6,243	3,635	4,447	3,932	3,020
Securitization-related transaction costs	5,252	3,485	3,009	1,340	2,702	3,217	2,071	4,602
Depreciation	938	2,604	822	889	869	841	704	1,866
Total adjustments	43,246	(1,247)	12,776	22,130	(30,958)	106,698	75,354	(31,724)
Distributable earnings	$40,850	$38,623	$46,390	$36,957	$50,569	$42,041	$41,208	$32,841

GAAP earnings/(loss) per basic common share	$(0.02)	$0.38	$0.32	$0.14	$0.80	$(0.64)	$(0.34)	$0.63
Distributable earnings per basic common share	$0.39	$0.37	$0.45	$0.36	$0.49	$0.41	$0.40	$0.32
Weighted average common shares for basic earnings per share	103,675	103,647	103,446	103,175	102,266	102,255	102,186	102,155

Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
December 31, 2024	1.72%	10.49%	0.90
September 30, 2024	1.69	9.89	0.95
June 30, 2024	1.98	11.53	0.78
March 31, 2024	1.66	9.12	0.97
December 31, 2023	2.27	12.47	0.70
September 30, 2023	2.01	10.53	0.85
June 30, 2023	2.09	9.95	0.88
March 31, 2023	1.66	9.12	1.09
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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
GAAP Total Stockholders’ Equity	$1,841.8	$1,880.5	$1,883.2	$1,884.2	$1,899.9	$1,848.5	$1,944.8	$2,018.6
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,366.8	1,405.5	1,408.2	1,409.2	1,424.9	1,373.5	1,469.8	1,543.6
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	(15.3)	6.7	(26.8)	(35.4)	(35.6)	(85.3)	(58.3)	(33.9)
Fair value adjustment to Securitized debt, at carrying value	70.3	64.3	82.3	88.4	95.6	122.5	129.8	122.4
Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,421.8	$1,476.5	$1,463.7	$1,462.2	$1,484.9	$1,410.7	$1,541.3	$1,632.1
GAAP book value per common share	$13.39	$13.77	$13.80	$13.80	$13.98	$13.48	$14.42	$15.15
Economic book value per common share	$13.93	$14.46	$14.34	$14.32	$14.57	$13.84	$15.12	$16.02
Number of shares of common stock outstanding	102.1	102.1	102.1	102.1	101..9	101.9	101.9	101.9
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
Residential whole loans, at fair value are recorded on our consolidated balance sheets at fair value and changes in their fair value are recorded through earnings. We held $7.5 billion and $7.5 billion of residential whole loans, at fair value, at December 31, 2024 and 2023, respectively, which represented 65.8% and 69.7% of our total assets at those dates, respectively. Residential whole loans, at fair value recorded valuation changes of $46.0 million, $89.9 million and $866.8 million during the years ended December 31, 2024, 2023, and 2022, respectively.
With respect to Residential whole loans, at carrying value, the fair value for these loans is disclosed in the footnotes to the consolidated financial statements and changes in their fair value do not impact earnings. We held $1.3 billion and $1.5 billion of residential whole loans, at carrying value, at December 31, 2024 and 2023, respectively, which represented 11.4% and 14.2% of our total assets at those dates, respectively. Residential whole loans, at carrying value experienced net fair value changes of $20.4 million, $34.6 million and $223.7 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Recent Accounting Standards to Be Adopted in Future Periods

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (or ASU 2024-03). The amendments in ASU 2024-03 primarily require entities to disclose additional details regarding certain expenses on both an annual and interim basis. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026. Early adoption is permitted. We do not expect that the adoption of ASU 2024-03 will have a significant impact on our financial statement disclosures.
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
We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, at December 31, 2024, we had approximately 2.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. The Company did not issue any shares pursuant to its DRSPP during 2024.

In January 2024, we completed the issuance of $115.0 million in aggregate principal amount of its 8.875% Senior Notes in an underwritten public offering. The 8.875% Senior Notes are our senior unsecured obligations and bear interest at a rate equal to 8.875% per year, payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on May 15, 2024, and are expected to mature on February 15, 2029, unless earlier redeemed. We may redeem the 8.875% Senior Notes in whole or in part at any time at our option on or after February 15, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 8.875% Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The total net proceeds to us from the offering of the 8.875% Senior Notes, after deducting the underwriter’s discount and commissions and offering expenses, were approximately $110.6 million. The 8.875% Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 9.83%.
On February 29, 2024, we entered into a distribution agreement pursuant to which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300 million, from time to time, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the ATM Program). During 2024, we did not sell any shares of common stock through the ATM Program. At December 31, 2024, $300 million remained available under the distribution agreement.
On February 29, 2024, we announced our Board had authorized a new $200 million stock repurchase program with respect to our common stock, which will be in effect through the end of 2025. The new stock repurchase program supersedes the prior stock repurchase program in its entirety. Refer to Part II, Item 5 for further information about the stock repurchase program. During 2024, we did not repurchase any shares of our common stock through the stock repurchase program. At December 31, 2024, $200.0 million remained available under the current Board authorization for the purchase of common stock under our stock repurchase program.
In April 2024, we completed the issuance of $75.0 million in aggregate principal amount of its 9.00% Senior Notes in an underwritten public offering. The 9.00% Senior Notes are our senior unsecured obligations and bear interest at a rate equal to 9.00% per year, payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on August 15, 2024, and are expected to mature on August 15, 2029, unless earlier redeemed. We may redeem the 9.00% Senior Notes in whole or in part at any time at our option on or after August 15, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 9.00% Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The total net proceeds to us from the offering of the 9.00% Senior Notes, after deducting the underwriter’s discount and commissions and offering expenses, were approximately $72.0 million. The 9.00% Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 9.94%.
In February 2023, our Board authorized a repurchase program for its Convertible Senior Notes pursuant to which it could have repurchased up to $100 million of our Convertible Senior Notes. During the three months ended March 31, 2024, we repurchased $39.9 million principal amount of our Convertible Senior Notes for $39.8 million and recorded a loss of $0.1 million to Other Income/(Loss), net on the consolidated statement of operations. During the year ended December 31, 2023, we repurchased $20.4 million principal amount of the Convertible Senior Notes for $20.2 million and recorded a gain of $0.1 million to Other Income/(Loss), net on the consolidated statement of operations. During the three months ended June 30, 2024, the Convertible Senior Notes matured and we repaid the amount in full.
Financing Agreements
Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of December 31, 2024, we had $2.6 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $6.5 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At December 31, 2024, we had unused financing capacity of approximately $3.8 billion across our financing arrangements for all collateral types.
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
At December 31, 2024, we had a total of $1.8 billion of residential whole loans, $1.4 billion of securities and $17.0 million of restricted cash pledged to our financing counterparties, excluding securitized debt. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.
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
The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
December 31, 2024	$3,321,754	$3,176,824	$3,455,758	$5,586,928	$5,794,977	$5,794,977
September 30, 2024	3,441,493	3,450,136	3,450,136	5,257,841	5,288,997	5,288,997
June 30, 2024	3,556,701	3,660,342	3,660,342	5,029,703	5,047,613	5,078,946
March 31, 2024	3,645,218	3,611,212	3,686,018	4,792,515	4,794,400	4,812,304
December 31, 2023	3,682,792	3,576,952	3,717,477	4,438,548	4,750,805	4,750,805
September 30, 2023	3,574,547	3,486,440	3,766,848	4,014,161	4,332,936	4,332,936
June 30, 2023	3,148,269	3,370,327	3,370,327	3,924,422	3,969,274	4,043,482
March 31, 2023	3,145,555	3,042,802	3,189,587	3,680,042	3,830,309	3,838,654
(1)The information presented in the table above excludes Senior notes (Note 6).
Cash Flows and Liquidity for the Year Ended December 31, 2024
Our cash, cash equivalents and restricted cash increased by $113.1 million during 2024, reflecting:  $424.6 million used in our investing activities, $337.6 million provided by our financing activities and $200.1 million provided by our operating activities.

At December 31, 2024, our debt-to-equity multiple was 5.0 times compared to 4.5 times at December 31, 2023. Our recourse leverage multiple at December 31, 2024 and December 31, 2023 was 1.7 times. At December 31, 2024, we had borrowings under asset-backed financing agreements of $3.2 billion, of which $1.9 billion were secured by residential whole loans, $1.3 billion were secured by securities and $25.4 million were secured by REO. In addition, at December 31, 2024, we had securitized debt of $5.8 billion in connection with our loan securitization transactions. At December 31, 2023, we had borrowings under asset-backed financing agreements of $3.6 billion, of which $2.9 billion were secured by residential whole loans, $622.6 million were secured by securities and $25.2 million were secured by REO. In addition, at December 31, 2023, we had securitized debt of $4.8 billion in connection with our loan securitization transactions.
During 2024, $0.4 billion was used in our investing activities. We utilized $2.7 billion for acquisitions and origination of residential whole loans, loan related investments and capitalized advances. During 2024, we received $2.2 billion of principal payments on residential whole loans and loan related investments, $654.1 million of proceeds from the sale of residential whole loans, and $86.1 million of proceeds on sales of REO.  In addition, during 2024, we utilized $869.1 million for acquisitions of securities and received cash proceeds of $45.6 million from sales of securities and other assets and $84.0 million from principal payments on our securities.
In connection with our repurchase agreement financings and Swaps, we routinely receive margin calls from our counterparties and make margin calls (“reverse margin calls”) to our counterparties. Margin calls and reverse margin calls, which requirements vary over time, may occur daily between us and any of our counterparties when the value of collateral pledged changes from the amount contractually required. The value of securities pledged as collateral fluctuates reflecting changes in: (i) the face (or par) value of our assets; (ii) market interest rates and/or other market conditions; and (iii) the market value of our Swaps. Margin calls and reverse margin calls are satisfied when we pledge or receive additional collateral in the form of additional assets and/or cash.
The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged for Margin Activity			Cash and Securities Received for Reverse Margin	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged for Margin
(In Thousands)
December 31, 2024	$30,607	$30,806	$61,413	$36,992	$(24,421)
September 30, 2024	7,368	7,076	14,444	15,361	917
June 30, 2024	—	6,795	6,795	17,348	10,553
March 31, 2024	17,379	3,358	20,737	16,514	(4,223)
December 31, 2023	10,616	4,085	14,701	23,060	8,359
September 30, 2023	35,690	4,363	40,053	34,846	(5,207)
June 30, 2023	5,982	2,909	8,891	5,328	(3,563)
March 31, 2023	676	2,965	3,641	6,529	2,888
(1)Excludes variation margin payments on our cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.
We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of December 31, 2024.
During 2024, we paid $143.9 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $32.9 million on our preferred stock. On December 11, 2024, we declared our fourth quarter 2024 dividend on our common stock of $0.35 per share; on January 31, 2025, we paid this dividend, which totaled approximately $36.0 million, including dividend equivalents of approximately $0.3 million.

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

Shock Table
The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio at December 31, 2024 and 2023. All changes in value are measured as the percentage change from the projected portfolio value under the base interest rate scenario at December 31, 2024 and 2023.
December 31, 2024

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Portfolio Value	Percentage Change in Total Stockholders’ Equity
(Dollars in Thousands)
+100 Basis Point Increase	$(145,759)	(1.28)%	(7.91)%
+ 50 Basis Point Increase	$(65,291)	(0.57)%	(3.54)%
Actual at December 31, 2024	$—	—%	—%
- 50 Basis Point Decrease	$50,113	0.44%	2.72%
-100 Basis Point Decrease	$85,049	0.75%	4.62%
December 31, 2023

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Portfolio Value	Percentage Change in Total Stockholders’ Equity
(Dollars in Thousands)
+100 Basis Point Increase	$(124,116)	(1.17)%	(6.53)%
+ 50 Basis Point Increase	$(55,474)	(0.52)%	(2.92)%
Actual at December 31, 2023	$—	—%	—%
- 50 Basis Point Decrease	$42,307	0.40%	2.23%
-100 Basis Point Decrease	$71,446	0.68%	3.76%
(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our interest rate swaps, securitized debt, and other fixed rate debt.
Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2024 and 2023. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above tables and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.
The Shock Table quantifies the potential changes in portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt, (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. At December 31, 2024, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.02, which is the weighted average of 3.48 for our Residential whole loans, 3.72 for our Securities investments, (2.66) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.00 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.53), which is the weighted average of (0.53) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (0.93) for our Securities and zero for our Other assets and cash and cash equivalents. At December 31, 2023, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.91, which is the weighted average of 3.36 for our Residential whole loans, 2.45 for our Securities investments, (2.70) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.01 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.49), which is the weighted average of (0.50) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (1.08) for our Securities investments, and zero for our Other assets and cash and cash equivalents.

CREDIT RISK
We are exposed to credit risk through our credit sensitive residential mortgage investments, in particular residential whole loans and certain of our securities investments. We do not believe we are exposed to credit risk in our Agency MBS portfolio.
Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:
Residential Whole Loans
We are exposed to credit risk from our investments in residential whole loans. Credit risk on our residential whole loans is mitigated through our process to underwrite the loan before it is acquired and/or originated and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Single-family and Multifamily transitional loans. Given the extent of home price appreciation that has occurred since the majority of our loans collateralized by single-family homes were acquired or originated, we estimate that current LTVs have decreased significantly, further mitigating the risk of material credit losses on this portfolio. As a result of higher capitalization rates and an increasing supply of multifamily units in certain markets, we estimate that current LTVs on certain of our Multifamily transitional loans may have increased since origination, increasing the risk of credit losses on this portfolio.
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
The following table presents certain information about our Residential whole loans at December 31, 2024:

	Single-family transitional loans		Multifamily transitional loans		Single-family rental loans		Non-QM loans		Legacy RPL/NPL loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%
Amortized cost	$1,028,009	$80,179	$922,736	$55,326	$1,400,054	$23,277	$4,297,995	$223,090	$881,384	$119,911
Unpaid principal balance (UPB)	$1,026,649	$79,983	$921,691	$55,272	$1,393,460	$23,245	$4,189,790	$218,870	$1,032,910	$189,348
Weighted average coupon (1)	10.5%	9.7%	9.2%	9.1%	6.4%	5.5%	6.5%	7.0%	5.2%	5.0%
Weighted average term to maturity (months)	6	3	7	4	321	322	339	343	245	296
Weighted average LTV (2)	65%	106%	63%	95%	67%	159%	63%	85%	46%	103%
Loans 90+ days delinquent UPB	$69,044	$30,963	$53,613	$32,011	$29,872	$19,415	$103,638	$15,202	$165,673	$50,587
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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $445.6 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 73%. For certain Multifamily transitional loans, totaling $252.1 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of certain of our residential whole loan portfolio and in total at December 31, 2024:

	Business purpose loans		Non-QM loans		Legacy RPL/NPL loans		All Loans
Rank	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB
1	FL	11.4%	CA	48.3%	CA	22.1%	CA	27.5%
2	TX	10.8%	FL	17.5%	NY	16.4%	FL	13.7%
3	GA	9.0%	TX	5.2%	FL	7.4%	TX	7.0%
4	NY	6.4%	AZ	3.1%	NJ	7.1%	NY	5.4%
5	NC	5.9%	WA	2.5%	MD	5.1%	GA	4.5%
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
At December 31, 2024, we had access to various sources of liquidity, including $338.9 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at December 31, 2024, we had unencumbered residential whole loans and Agency MBS of $87.8 million and $75.0 million, respectively.

PREPAYMENT RISK
Premiums arise when we acquire an MBS or loan at a price in excess of their unpaid principal balance.  Conversely, discounts arise when we acquire an MBS or loan at a price below below their unpaid principal balance.  Premiums paid are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Single-family rental and Non-QM loans, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets. Fees payable by borrowers on the early repayment of certain of our Business purpose and Non-QM loans serve to mitigate the impact on our income of higher prepayment rates.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule IV – Mortgage Loans on Real Estate (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Assessment of the valuation of residential whole loans, at fair value
As discussed in Notes 2, 3 and 13 to the consolidated financial statements, the Company records certain residential whole loans at fair value on its consolidated balance sheet as a result of a fair value election made at the time of acquisition. As of December 31, 2024, the recorded balance of the Company’s residential whole loans, at fair value was $7.5 billion. The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from third-parties that specialize in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset.

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
New York, New York
February 20, 2025

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2024	December 31, 2023
Assets:
Residential whole loans, net ($7,511,210 and $7,511,508 held at fair value, respectively) (1)(2)	$8,811,224	$9,041,292
Securities, at fair value (2)	1,537,513	746,090
Cash and cash equivalents	338,931	318,000
Restricted cash	262,381	170,211
Other assets (2)	459,555	497,097
Total Assets	$11,409,604	$10,772,690

Liabilities:
Financing agreements ($5,516,005 and $4,633,660 held at fair value, respectively)	$9,155,461	$8,536,745
Other liabilities	412,351	336,030
Total Liabilities	$9,567,812	$8,872,775

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 102,083 and 101,916 shares issued and outstanding, respectively	1,021	1,019
Additional paid-in capital, in excess of par	3,711,046	3,698,767
Accumulated deficit	(1,879,941)	(1,817,759)
Accumulated other comprehensive income	9,476	17,698
Total Stockholders’ Equity	$1,841,792	$1,899,915
Total Liabilities and Stockholders’ Equity	$11,409,604	$10,772,690
(1)Includes approximately $6.9 billion and $5.7 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at December 31, 2024 and December 31, 2023, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2024	2023	2022
Interest Income:
Residential whole loans	$633,556	$537,883	$441,223
Securities, at fair value	61,110	42,376	28,921
Other interest-earning assets	7,058	9,027	7,437
Cash and cash equivalent investments	22,241	16,311	4,838
Interest Income	$723,965	$605,597	$482,419

Interest Expense:
Asset-backed and other collateralized financing arrangements	$500,026	$413,517	$243,083
Other interest expense	21,208	15,601	15,760
Interest Expense	$521,234	$429,118	$258,843

Net Interest Income	$202,731	$176,479	$223,576

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$3,084	$8,853	$2,646
Reversal/(Provision) for Credit Losses on Other Assets	(1,135)	—	(28,579)
Net Interest Income after Reversal/(Provision) for Credit Losses	$204,680	$185,332	$197,643

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$45,994	$89,850	$(866,762)
Impairment and other net gain/(loss) on securities and other portfolio investments	(10,869)	6,225	(25,067)
Net gain/(loss) on real estate owned	3,136	9,392	25,379
Net gain/(loss) on derivatives used for risk management purposes	78,503	3,761	255,179
Net gain/(loss) on securitized debt measured at fair value through earnings	(64,813)	(99,589)	290,639
Lima One mortgage banking income	32,944	43,384	46,745
Net realized gain/(loss) on residential whole loans held at carrying value	418	(1,240)	—
Other, net	115	11,331	8,623
Other Income/(Loss), net	$85,428	$63,114	$(265,264)

Operating and Other Expense:
Compensation and benefits	$87,654	$85,799	$76,728
Other general and administrative expense	44,254	43,869	35,989
Loan servicing, financing and other related costs	35,306	34,136	42,894
Amortization of intangible assets	3,200	4,200	9,200
Operating and Other Expense	$170,414	$168,004	$164,811

Income/(loss) before income taxes	$119,694	$80,442	$(232,432)
Provision for/(benefit from) income taxes	$443	$278	$(851)
Net Income/(Loss)	$119,251	$80,164	$(231,581)
Less Preferred Stock Dividend Requirement	$32,875	$32,875	$32,875
Net Income/(Loss) Available to Common Stock and Participating Securities	$86,376	$47,289	$(264,456)

Basic Earnings/(Loss) per Common Share	$0.83	$0.46	$(2.57)
Diluted Earnings/(Loss) per Common Share	$0.82	$0.46	$(2.57)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2024	2023	2022
Net income/(loss)	$119,251	$80,164	$(231,581)
Other Comprehensive Income/(Loss):
Unrealized gains/(losses) on securities available-for-sale	1,764	(2,873)	(25,492)
Reclassification adjustment for securities sales included in net income	(9,986)	(770)	—
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	1,255
Other Comprehensive Income/(Loss)	(8,222)	(3,643)	(24,237)
Comprehensive Income/(Loss) before preferred stock dividends	$111,029	$76,521	$(255,818)
Dividends required on preferred stock	(32,875)	(32,875)	(32,875)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$78,154	$43,646	$(288,693)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	8,000	$80	11,000	$110	101,916	$1,019	$3,698,767	$(1,817,759)	$17,698	$1,899,915
Net income	—	—	—	—	—	—	—	119,251	—	119,251
Issuance of common stock, net of expenses	—	—	—	—	298	3	(79)	—	—	(76)
Repurchase of shares of common stock (1)	—	—	—	—	(131)	(1)	(1,491)	—	—	(1,492)
Equity based compensation expense	—	—	—	—	—	—	13,664	—	—	13,664
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	185	(4,437)	—	(4,252)
Dividends declared on common stock ($1.40 per share)	—	—	—	—	—	—	—	(142,916)	—	(142,916)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.625 per share)	—	—	—	—	—	—	—	(17,875)	—	(17,875)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(1,205)	—	(1,205)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(8,222)	(8,222)
Balance at December 31, 2024	8,000	$80	11,000	$110	102,083	$1,021	$3,711,046	$(1,879,941)	$9,476	$1,841,792

(In Thousands, Except Per Share Amounts)	Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	8,000	$80	11,000	$110	101,802	$1,018	$3,684,291	$(1,717,991)	$21,341	$1,988,849
Net income	—	—	—	—	—	—	—	80,164	—	80,164
Issuance of common stock, net of expenses	—	—	—	—	172	1	(7)	—	—	(6)
Repurchase of shares of common stock (1)	—	—	—	—	(58)	—	(600)	—	—	(600)
Equity based compensation expense	—	—	—	—	—	—	14,526	—	—	14,526
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	557	(3,933)	—	(3,376)
Dividends declared on common stock ($1.40 per share)	—	—	—	—	—	—	—	(142,681)	—	(142,681)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.625 per share)	—	—	—	—	—	—	—	(17,875)	—	(17,875)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(443)	—	(443)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(3,643)	(3,643)
Balance at December 31, 2023	8,000	$80	11,000	$110	101,916	$1,019	$3,698,767	$(1,817,759)	$17,698	$1,899,915

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Amounts)	Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	8,000	$80	11,000	$110	108,138	$1,082	$3,775,482	$(1,279,484)	$45,578	$2,542,848
Net loss	—	—	—	—	—	—	—	(231,581)	—	(231,581)
Issuance of common stock, net of expenses	—	—	—	—	197	1	1,097	—	—	1,098
Repurchase of shares of common stock (1)	—	—	—	—	(6,533)	(65)	(103,188)	—	—	(103,253)
Equity based compensation expense	—	—	—	—	—	—	11,335	—	—	11,335
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(435)	(1,997)	—	(2,432)
Dividends declared on common stock ($1.67 per share)	—	—	—	—	—	—	—	(171,426)	—	(171,426)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.625 per share)	—	—	—	—	—	—	—	(17,875)	—	(17,875)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(628)	—	(628)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(25,492)	(25,492)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	1,255	1,255
Balance at December 31, 2022	8,000	$80	11,000	$110	101,802	$1,018	$3,684,291	$(1,717,991)	$21,341	$1,988,849
(1) For the year ended December 31, 2024, includes approximately $1.5 million (129,949 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2023, includes approximately $0.6 million (58,505 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2022, includes approximately $1.0 million (56,690 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31,
(In Thousands)	2024	2023	2022
Cash Flows From Operating Activities:
Net income/(loss)	$119,251	$80,164	$(231,581)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net (gain)/loss on residential whole loans	(54,227)	(87,379)	866,762
Impairment and other net (gain)/loss on securities and other portfolio investments, net	9,190	(7,058)	25,067
Net gain on real estate owned	(2,729)	(9,512)	(24,473)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	(5,492)	(18,968)	(27,314)
Provision/(reversal of provision) for credit losses on residential whole loans and other assets	(1,949)	(6,845)	25,933
Net (gain)/loss on derivatives used for risk management purposes	(2,478)	93,828	(247,898)
Net (gain)/loss on securitized debt measured at fair value through earnings	51,975	86,402	(290,639)
Net margin received/(paid) for derivatives used for risk management purposes	723	(35,643)	214,754
Net other non-cash (gains)/losses included in net income	69,267	31,719	31,370
(Increase)/decrease in other assets	25,132	(80,930)	25,482
Increase/(decrease) in other liabilities	(8,543)	62,961	(12,114)
Net cash provided by/(used in) operating activities	$200,120	$108,739	$355,349
Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(2,749,400)	$(2,914,915)	$(3,206,941)
Proceeds from sales of residential whole loans	654,143	345,656	—
Principal payments on residential whole loans and loan related investments	2,202,207	1,445,759	1,878,802
Purchases of securities	(869,149)	(588,915)	—
Proceeds from sales of securities and other assets	45,619	23,294	15,660
Principal payments on securities	84,018	35,626	53,121
Proceeds from sales of real estate owned	86,145	115,026	133,980
Other investing activities	121,820	(11,121)	9,450
Net cash provided by/(used in) investing activities	$(424,597)	$(1,549,590)	$(1,115,928)
Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(2,665,761)	$(2,910,832)	$(2,971,332)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	2,905,130	3,049,030	2,631,606
Principal payments on other collateralized financing agreements	(2,646,310)	(1,997,811)	(2,152,143)
Proceeds from borrowings under other collateralized financing agreements	2,984,706	3,503,400	3,676,510
Payments made for other collateralized financing agreement related costs	(7,457)	(12,593)	(16,390)
Redemption and repurchase of convertible senior notes	(209,558)	(20,228)	—
Proceeds from issuance of senior notes	182,676	—	—
Payments made for settlements and unwinds of Swaps	(27,530)	—	—
Proceeds from issuances of common stock, net of expenses	(81)	(7)	1,183
Payments made for the repurchase of common stock	(1,491)	—	(102,311)
Dividends paid on preferred stock	(32,875)	(32,875)	(32,875)
Dividends paid on common stock and dividend equivalents	(143,871)	(143,103)	(184,035)
Net cash provided by/(used in) financing activities	$337,578	$1,434,981	$850,213
Net increase/(decrease) in cash, cash equivalents and restricted cash	$113,101	$(5,870)	$89,634
Cash, cash equivalents and restricted cash at beginning of period	$488,211	$494,081	$404,447
Cash, cash equivalents and restricted cash at end of period	$601,312	$488,211	$494,081

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$516,224	$418,135	$239,185

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$103,666	$84,662	$82,911
Transfer from commercial loans to real estate owned	$15,217	$22,716	$—
Dividends and dividend equivalents declared and unpaid	$36,039	$35,789	$35,769
Receivable for sale of unsettled residential whole loans	$—	$14,033	$275,656
Payable for unsettled investment purchases	$63,094	$103,654	$132,025
Deconsolidation of securitized Agency eligible investor loans and related debt	$—	$—	$490,952
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas: impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), certain securities designated as available-for-sale (“AFS”) (see Note 4), certain Other assets (see Note 5), valuation of Securities, at fair value (see Notes 4 and 13), income recognition and valuation of residential whole loans (see Notes 3 and 13), valuation of financing agreements (Notes 6 and 13), and valuation of derivative instruments (see Notes 5(e) and 13). In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 8). Actual results could differ from those estimates.
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
(b)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)
Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed- and adjustable-rate residential mortgage loans acquired through consolidated trusts in secondary market transactions or originated by our indirect wholly owned subsidiary, Lima One Capital, LLC (together with its parent company, Lima One Holdings, LLC, “Lima One”). The accounting model utilized by the Company is determined at the time each loan package is initially acquired or each loan is originated. Prior to the second quarter of 2021, the Company typically elected the fair value option on loans that were 60 or more days delinquent at purchase. All other loans purchased prior to the second quarter of 2021 were typically held at carrying value. Starting in the second quarter of 2021, the Company began to elect the fair value option for all loans originated or acquired. The accounting model initially applied to loan originations and acquisitions is not permitted to be subsequently changed. Consequently, the Company is not permitted to retroactively apply fair value accounting to loans held at carrying value acquired in periods prior to the second quarter of 2021.
The Company’s residential whole loans pledged as collateral against financing agreements are included in the consolidated balance sheets with amounts pledged disclosed in Note 6. Effective January 1, 2024, purchases and sales of residential whole loans are recorded on the settlement date. As of December 31, 2023, approximately $103.7 million of purchased residential whole loans, at fair value were recorded on the consolidated balance sheet and settled after period-end.
The Company’s residential whole loans are primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”), (iii) short-term business purpose loans collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to moderately rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans”) (collectively with Single-family transitional loans, “Transitional loans”, also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iv) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans” and, collectively with Transitional loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL loans”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”, which are included in “Other loans”). Residential Whole loans are initially recorded at their purchase price (or amount funded for originated loans). Interest income is accrued based on each loan’s current interest bearing balance and current interest rate. Interest income on loans acquired at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related servicing costs.
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
December 31, 2024
underlying collateral is sufficient to recover the carrying value of the loan. This methodology has not changed significantly from the calculation of the allowance for credit losses in prior periods, although certain modeling factors have been refined over time and the data utilized has, in some cases, been updated to better align with actual and expected loss experiences.
Certain Legacy RPL/NPL loans acquired by the Company for which the Company did not elect the fair value option are accounted for as credit deteriorated as they have experienced a deterioration in credit quality since origination and prior to our purchase and were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of these loans have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. Consequently, these loans generally have a higher likelihood of default than newly originated mortgage loans with loan-to-value ratios (“LTVs”) of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Loans considered credit deteriorated are initially recorded at their purchase price on a net basis, after establishing an initial allowance for credit losses (their initial cost basis is equal to their purchase price plus the initial allowance for credit losses). Subsequent to acquisition, the gross recorded amount for these loans reflects the initial cost basis, plus accretion/amortization of interest income, less principal and interest cash flows received. These credit deteriorated loans are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded cost basis reduced by any allowance for credit losses. Interest income on such loans purchased is recorded each period based on the contractual coupon net of accretion/amortization of the difference between their cost basis and unpaid principal balance (“UPB”), subject to the Company’s nonaccrual policy.
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
December 31, 2024
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Balance Sheet Presentation
The Company’s securities pledged as collateral against financing agreements and interest rate swap agreements (“Swaps”) are included on the consolidated balance sheets with the fair value of the securities pledged disclosed in Notes 6 and 5, respectively.  Purchases and sales of securities are recorded on the trade date.
(d)  Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2024 and December 31, 2023. At December 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $338.9 million and $318.0 million, respectively. At December 31, 2024 and December 31, 2023, the Company had $217.8 million and $151.3 million, respectively, of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).
(e)  Restricted Cash
Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, Swaps, consolidated securitization trusts and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements, Swap counterparties and/or trust obligations or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements, Swaps and/or securitizations. The Company had aggregate restricted cash of $262.4 million and $170.2 million at December 31, 2024 and December 31, 2023, respectively (see Notes 5(e), 6 and 13).
(f)  Goodwill & Intangible Assets
At December 31, 2024 and December 31, 2023, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $4.8 million and $8.0 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through December 31, 2024, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
(j) Mortgage servicing rights (“MSRs”)
MSRs represent the contractual right to service residential mortgage loans. The Company generally recognizes MSRs created through the sale of loans it originates. Under the accounting guidance for transfers and servicing, the Company initially measures a mortgage servicing asset that qualifies for separate recognition at fair value on the date of transfer. The Company has elected to record its investments at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on MSRs. Under this election, the Company records a valuation adjustment on its MSRs on a quarterly basis to recognize the changes in fair value in net income. MSRs are aggregated into pools as applicable; each pool of MSRs is accounted for in the aggregate. Income from MSRs, other than valuation adjustments, is recorded in Lima One mortgage banking income; valuation adjustments are recorded in Impairment and other net gain/(loss) on securities and other portfolio investments. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs.
(k)  Financing Agreements
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
instrument-specific credit risk, and is reduced by dividends declared on the Company’s preferred stock and issuance costs of redeemed preferred stock.
(o)  Derivative Financial Instruments
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
The Company also has investments in certain VIEs, in which it is not considered to be the primary beneficiary and which are therefore not consolidated, but the VIEs are considered equity method investments. Each of these VIEs own a commercial property upon which the Company has foreclosed, as further described in Note 5.
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
(s) Contingencies
Lima One had reached an agreement, or was in the process of reaching an agreement, on certain state and local governmental incentives, in connection with its agreement to lease new office space for its headquarters in Greenville, SC based on certain anticipated capital expenditures and anticipated job creation. However, this lease agreement was terminated prior to commencement and primarily all of the incentives will, therefore, require renegotiation. These incentives were generally recognized when there was reasonable assurance that the incentive would be received and that the Company would comply with the conditions specified in the related agreement. These incentives were expected to have commitment terms of up to ten years and may be subject to clawback if the commitments are not fulfilled. No material amounts related to any incentives have been recognized through December 31, 2024.
(t)  New Accounting Standards and Interpretations
As of December 31, 2024, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in 2024.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
3. Residential Whole Loans

Included on the Company’s consolidated balance sheets at December 31, 2024 and 2023 are approximately $8.8 billion and $9.0 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for loans that were 60 days or more days delinquent at purchase.
The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at December 31, 2024 and 2023:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Business purpose loans:
Single-family transitional loans (1)	$22,430	$35,467	$1,078,425	$1,157,732	$1,100,855	$1,193,199
Multifamily transitional loans	—	—	938,926	1,168,297	938,926	1,168,297
Single-family rental loans (2)	108,203	172,213	1,248,197	1,462,583	1,356,400	1,634,796
Total Business purpose loans	$130,633	$207,680	$3,265,548	$3,788,612	$3,396,181	$3,996,292
Non-QM loans	722,392	843,884	3,568,694	2,961,693	4,291,086	3,805,577
Legacy RPL/NPL loans	$457,654	$498,671	$624,895	$705,424	$1,082,549	$1,204,095
Other loans	$—	$—	$52,073	$55,779	$52,073	$55,779
Allowance for Credit Losses	$(10,665)	$(20,451)	$—	$—	$(10,665)	$(20,451)
Total Residential whole loans	$1,300,014	$1,529,784	$7,511,210	$7,511,508	$8,811,224	$9,041,292
Number of loans	5,582	6,326	18,588	19,075	24,170	25,401
(1) Includes $442.4 million and $471.1 million of loans collateralized by new construction projects at origination as of December 31, 2024 and December 31, 2023, respectively.
(2) As of December 31, 2024, no loans were held-for-sale and as of December 31, 2023, $13.6 million of held-for sale loans were included in the carrying value. For the year ended December 31, 2024, the Company recorded a $0.5 million gain on these loans resulting from their sale.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following tables presents additional information regarding the Company’s Residential whole loans:

December 31, 2024

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB				60+ Days Past Due %
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Business Purpose Loans:
Single-family transitional (4)	$1,099,466	$1,099,700	$1,106,631	10.44%	5	67%	750	$957,266	$33,393	$15,964	$100,008	10.5%
Multifamily transitional (4)	938,926	938,926	976,964	9.17%	6	64%	751	870,525	20,815	—	85,624	8.8
Single-family rental	1,356,034	1,355,965	1,416,705	6.36%	321	68%	739	1,346,312	15,661	5,445	49,287	3.9
Total Business purpose loans	$3,394,426	$3,394,591	$3,500,300	8.43%		67%		$3,174,103	$69,869	$21,409	$234,919	7.3
Non-QM loans	4,288,961	4,258,298	4,408,660	6.50%	339	64%	735	4,114,436	124,765	50,619	118,840	3.8
Legacy RPL/NPL loans	1,075,764	1,090,991	1,222,258	5.15%	253	55%	647	831,844	129,081	45,074	216,259	21.4%
Other loans	52,073	52,073	63,614	3.44%	320	65%	758	62,998	616	—	—	—%
Residential whole loans, total or weighted average	$8,811,224	$8,795,953	$9,194,832	7.06%		64%		$8,183,381	$324,331	$117,102	$570,018	7.5%

December 31, 2023

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB				60+ Days Past Due %
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Business Purpose Loans:
Single-family transitional (4)	$1,190,612	$1,191,715	$1,197,346	10.01%	7	66%	747	$1,070,759	$27,246	$17,004	$82,337	8.3%
Multifamily transitional (4)	1,168,297	1,168,297	1,170,775	8.41%	14	63%	747	1,116,402	33,778	9,614	10,981	1.8
Single-family rental	1,630,442	1,628,734	1,729,923	6.30%	320	70%	738	1,636,810	12,543	12,314	68,256	4.7
Total Business purpose loans	$3,989,351	$3,988,746	$4,098,044	7.99%		67%		$3,823,971	$73,567	$38,932	$161,574	4.9
Non-QM loans (5)	3,700,052	3,644,261	3,934,798	5.78%	344	65%	735	3,732,327	98,017	29,587	74,867	2.7
Legacy RPL/NPL loans	1,192,457	1,213,199	1,355,280	5.03%	262	59%	648	896,587	142,240	44,609	271,844	23.3%
Other loans	55,779	55,779	66,830	3.44%	332	66%	758	65,094	1,508	—	228	0.3
Residential whole loans, total or weighted average	$8,937,639	$8,901,985	$9,454,952	6.04%		65%		$8,517,979	$315,332	$113,128	$508,513	6.6%
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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. Excluded from the calculation of weighted average are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.
(4)For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $445.6 million and $332.5 million at December 31, 2024 and December 31, 2023, respectively, and certain Multifamily transitional loans, totaling $252.1 million and $218.8 million at December 31, 2024 and December 31, 2023, respectively, an after repaired valuation was not available. For these loans, the weighted average LTV is calculated based on the current unpaid principal balance and the as-is value of the collateral securing the related loan.
(5)Excluded from the table above are approximately $103.7 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2023.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Sales of Residential Whole Loans
During 2024, Residential whole loans with an unpaid principal balance of $692.8 million were sold, realizing losses, before the impact of economic hedging and the reversal of previously recognized unrealized losses, of $42.0 million. Upon sale, the Company reversed $47.1 million of previously recognized unrealized losses, resulting in a net gain on sale of $5.1 million. During 2023, Non-QM loans with an unpaid principal balance of $101.2 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses, of $26.4 million. Upon sale, the Company reversed $28.0 million of previously recognized unrealized losses, resulting in a net gain on sale of $1.7 million.
Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential whole loans, at carrying value:

	For the Year Ended December 31, 2024
(In Thousands)	Single-family transitional loans (1)(2)	Single-family rental loans	Non-QM loans	Legacy RPL/NPL loans (3)	Totals
Allowance for credit losses at December 31, 2023	$2,587	$4,355	$1,871	$11,638	$20,451
Current provision/(reversal)	(472)	228	(190)	(26)	(460)
Write-offs	(416)	59	—	(22)	(379)
Allowance for credit losses at March 31, 2024	$1,699	$4,642	$1,681	$11,590	$19,612
Current provision/(reversal)	(317)	978	(326)	(1,414)	(1,079)
Write-offs	(81)	(5,011)	—	(170)	(5,262)
Allowance for credit losses at June 30, 2024	$1,301	$609	$1,355	$10,006	$13,271
Current provision/(reversal)	48	205	387	(2,582)	(1,942)
Write-offs	(181)	(439)	—	(52)	(672)
Allowance for credit losses at September 30, 2024	$1,168	$375	$1,742	$7,372	$10,657
Current provision/(reversal)	379	184	383	(548)	398
Write-offs	(158)	(193)	—	(39)	(390)
Allowance for credit losses at December 31, 2024	$1,389	$366	$2,125	$6,785	$10,665

	Year Ended December 31, 2023
(Dollars In Thousands)	Single-family transitional loans (1)(2)	Single-family rental loans	Non-QM loans	Legacy RPL/NPL loans (3)	Totals
Allowance for credit losses at December 31, 2022	$5,223	$1,277	$7,359	$21,455	$35,314
Current provision	406	514	(214)	(391)	315
Write-offs	(2,003)	(451)	—	(113)	(2,567)
Allowance for credit losses at March 31, 2023	$3,626	$1,340	$7,145	$20,951	$33,062
Current provision/(reversal)	999	(103)	(233)	(398)	265
Write-offs	(1,785)	—	(206)	(301)	(2,292)
Allowance for credit losses at June 30, 2023	$2,840	$1,237	$6,706	$20,252	$31,035
Current provision/(reversal)	559	329	(2,627)	487	(1,252)
Write-offs	(881)	(235)	—	(110)	(1,226)
Allowance for credit losses at September 30, 2023	$2,518	$1,331	$4,079	$20,629	$28,557
Current provision/(reversal)	230	3,123	(2,208)	(8,982)	(7,838)
Write-offs	(161)	(99)	—	(9)	(269)
Allowance for credit losses at December 31, 2023	$2,587	$4,355	$1,871	$11,638	$20,451
(1)In connection with Single-family transitional loans at carrying value, the Company had unfunded commitments of $1.6 million and $2.5 million as of December 31, 2024 and 2023, respectively, with an allowance for credit losses of $0 and $0 at December 31, 2024 and 2023, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).
(2)Includes $14.7 million and $26.3 million of loans that were assessed for credit losses based on a collateral dependent methodology as of December 31, 2024 and 2023, respectively.
(3)Includes $34.2 million and $53.0 million of loans that were assessed for credit losses based on a collateral dependent methodology as of December 31, 2024 and 2023, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Prior to December 31, 2023, the Company’s estimates of expected losses that form the basis of the Allowance for Credit Losses included certain qualitative adjustments which had the effect of increasing expected loss estimates. These qualitative adjustments were determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by data available in regulatory filings of certain banks that are considered to have similar loan portfolios (available proxy data), and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods. Such differences included uncertainty with respect to any residual impact of the COVID-19 pandemic, anticipated inflation and increasing market interest rates, and heightened political uncertainty. The Company’s estimates of credit losses reflected the Company’s expectation that the performance of its portfolio might experience higher delinquencies and defaults compared to the performance in historical periods of portfolios included in the available proxy data. During 2023, the Company eliminated its qualitative adjustment and made updates to certain of its modeling assumptions which, in addition to a reduction in loan balances subject to allowances, caused a reduction in the overall allowance. Estimates of credit losses under credit losses on financial instruments (“CECL”) are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.
The carrying value of Residential whole loans on nonaccrual status as of December 31, 2024 and December 31, 2023 was $638.3 million and $624.1 million, respectively. During the year ended December 31, 2024, the Company recognized $11.9 million of interest income on loans on nonaccrual status, including $7.9 million on its portfolio of loans which were non-performing at acquisition. At December 31, 2024 and December 31, 2023, there were approximately $38.7 million and $51.6 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.
During the year ended December 31, 2024, the Company granted three loan modifications in its carrying value loan portfolio which gave borrowers term extensions. The average increase in weighted average life was 31 months. As of December 31, 2024, the carrying value of these loans were approximately $0.2 million. As of December 31, 2024, one of these modifications was delinquent for more than 90 days.

The following table presents certain additional credit-related information regarding our Residential whole loans, at carrying value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2024 - 2022	2021	2020	Prior	Total
Business purpose loans
LTV <= 80% (1)	$—	$6,610	$15,868	$101,768	$124,246
LTV > 80% (1)	—	98	2,096	4,193	6,387
Total Business purpose loans	$—	$6,708	$17,964	$105,961	$130,633
Twelve Months Ended December 31, 2024 Gross write-offs	$—	$12	$523	$5,885	$6,420
Non-QM loans
LTV <= 80% (1)	$—	$38,174	$154,259	$518,904	$711,337
LTV > 80% (1)	—	1,916	5,023	4,116	11,055
Total Non-QM loans	$—	$40,090	$159,282	$523,020	$722,392
Twelve Months Ended December 31, 2024 Gross write-offs	$—	$—	$—	$—	$—
Legacy RPL/NPL loans
LTV <= 80% (1)	$—	$—	$—	$407,121	$407,121
LTV > 80% (1)	—	—	—	50,533	50,533
Total Legacy RPL/NPL loans	$—	$—	$—	$457,654	$457,654
Twelve Months Ended December 31, 2024 Gross write-offs	$—	$—	$—	$284	$284
Total LTV <= 80% (1)	$—	$44,784	$170,127	$1,027,793	$1,242,704
Total LTV > 80% (1)	—	2,014	7,119	58,842	67,975
Total Residential whole loans, at carrying value	$—	$46,798	$177,246	$1,086,635	$1,310,679
Twelve Months Ended December 31, 2024 Total Gross write-offs	$—	$12	$523	$6,169	$6,704
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV is not meaningful.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table presents vintage information regarding our Residential whole loans, at fair value:

	Fair Value by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Total
Single-family transitional loans	$544,540	$388,789	$123,455	$21,592	$—	$48	$1,078,425
Multifamily transitional loans	88,914	449,353	279,280	121,379	—	—	938,926
Single-family rental loans	93,459	241,114	540,650	365,128	7,709	137	1,248,197
Non-QM loans	1,085,020	687,051	578,230	1,185,343	226	32,824	3,568,694
Legacy RPL/NPL loans	—	—	—	—	—	624,896	624,895
Other loans	—	—	—	52,073	—	—	52,073
Total Residential whole loans, at fair value	$1,811,933	$1,766,307	$1,521,615	$1,745,515	$7,935	$657,905	$7,511,210

The following table presents realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO, recognized in Other, net:

	For the Year Ended December 31,
(In Thousands)	2024	2023	2022
Single-family transitional loans	(2,775)	462	867
Multifamily transitional loans	(5,465)	46	(6)
Single-family rental loans	(2,347)	214	342
Non-QM loans	(65)	962	72
Legacy RPL/NPL loans	(858)	(2,491)	(3,266)
Other loans	—	—	—
Total Residential whole loans	(11,510)	(807)	(1,991)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	December 31, 2024
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Business purpose loans:
Single-family transitional loans	$109,221	$115,972	79%
Multifamily transitional loans	56,970	85,624	79%
Single-family rental loans	42,995	54,732	99%
Total Business purpose loans	209,186	256,328
Non-QM loans	166,299	169,459	66%
Legacy RPL/NPL loans	$240,356	$261,333	63%
Other loans	$—	$—	—%
Total Residential whole loans	$615,841	$687,120

	December 31, 2023
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Business purpose loans:
Single-family transitional loans	$93,960	$99,341	66%
Multifamily transitional loans	19,812	20,595	63%
Single-family rental loans	65,659	80,570	109%
Total Business purpose loans	179,431	200,506
Non-QM loans	102,252	104,454	64%
Legacy RPL/NPL loans	$290,928	$316,453	69%
Other loans	$188	$228	73%
Total Residential whole loans	$572,799	$621,641
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
The following tables present the components of interest income on the Company’s Residential whole loans:

	Held at Carrying Value			Held at Fair Value			Total
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Business purpose loans:
Single-family transitional loans	$1,230	$1,346	$7,810	$112,249	$82,377	$67,714	$113,479	$83,723	$75,524
Multifamily transitional loans	—	—	—	94,443	65,706	—	94,443	65,706	—
Single-family rental loans	8,864	11,167	15,314	95,258	82,974	53,661	104,122	94,141	68,975
Total Business purpose loans	$10,094	$12,513	$23,124	$301,950	$231,057	$121,375	$312,044	$243,570	$144,499
Non-QM loans	$43,227	$47,471	$51,359	$192,735	$145,856	$98,384	$235,962	$193,327	$149,743
Legacy RPL/NPL loans	$31,241	$34,150	$38,100	$52,298	$62,464	$78,520	$83,539	$96,614	$116,620
Other loans	$—	$—	$—	$2,011	$4,372	$30,361	$2,011	$4,372	$30,361
Total Residential whole loans	$84,562	$94,134	$112,583	$548,994	$443,749	$328,640	$633,556	$537,883	$441,223

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings:

	For the Year Ended December 31,
(In Thousands)	2024	2023	2022
Business purpose loans:
Single-family transitional loans	$(2,031)	$468	$(7,747)
Multifamily transitional loans	(35,890)	5,807	(10,699)
Single-family rental loans	29,359	17,117	(133,663)
Total Business purpose loans	$(8,562)	$23,392	$(152,109)
Non-QM loans	65,717	56,871	(399,216)
Legacy RPL/NPL loans	(10,830)	7,841	(117,574)
Other loans	(331)	1,746	(197,863)
Total Residential whole loans	$45,994	$89,850	$(866,762)

4.                   Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

The following table presents certain information regarding the composition of our Agency MBS portfolio:

December 31, 2024

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$71,645	100.2%	96.6%	$69,233	21	3.3%
5.50% Coupon	993,466	100.2	98.8	981,796	9	8.2
6.00% Coupon	313,173	100.1	100.7	315,317	14	11.5
6.50% Coupon	25,607	100.4	102.7	26,289	15	36.1
Total	$1,403,891	100.2%	99.2%	$1,392,635	11	9.2%
December 31, 2023

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$76,360	100.2%	99.1%	$75,650	9	2.4%
5.50% Coupon	277,885	100.4	100.7	279,851	11	5.2
6.00% Coupon	177,842	100.0	101.7	180,841	7	4.2
6.50% Coupon	22,213	100.1	102.7	22,802	4	1.4
Total	$554,300	100.3%	100.9%	$559,144	9	4.3%
(1) Reflects the average of the one month CPR for the number of months the security was held during the most recent three month period.

Term Notes Backed by MSR Collateral

At December 31, 2024 and 2023, the Company had $54.6 million and $79.9 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
At December 31, 2024, these term notes had an amortized cost of $50.6 million, gross unrealized gains of approximately $3.9 million, a weighted average yield of 14.0% and a weighted average term to maturity of 0.83 years. At December 31, 2023, the term notes had an amortized cost of $74.2 million, gross unrealized gains of approximately $5.7 million, a weighted average yield of 17.0% and a weighted average term to maturity of 1.84 years. The issuer of the notes had a one-time option to extend the maturity of the notes for an additional two years, subject to satisfaction of certain conditions, which was exercised in October 2023. The coupon stepped up by 0.75% at the time of the extension.

CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. At December 31, 2024 and December 31, 2023, the Company had $67.6 million and $83.2 million, respectively, of CRT securities. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At December 31, 2024, and December 31, 2023, the Company had $22.6 million and $23.8 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency eligible investor loans.

The following tables present certain information about the Company’s Agency MBS and other Securities, at December 31, 2024 and 2023:

December 31, 2024

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$1,403,891	$5,534	$(3,525)	$—	$1,405,900	$2,318	$(15,583)	$(13,265)	$1,392,635
Other Securities (2)(3)(4)	146,808	14,747	(5,662)	(23,691)	132,202	13,166	(490)	12,676	144,878
Total residential mortgage securities (2)(3)(4)	$1,550,699	$20,281	$(9,187)	$(23,691)	$1,538,102	$15,484	$(16,073)	$(589)	$1,537,513

December 31, 2023

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$554,300	$1,824	$(500)	$—	$555,624	$4,355	$(835)	$3,520	$559,144
Other Securities (2)(3)(4)	193,102	19,686	(5,637)	(40,514)	166,637	20,437	(128)	20,309	186,946
Total residential mortgage securities (2)(3)(4)	$747,402	$21,510	$(6,137)	$(40,514)	$722,261	$24,792	$(963)	$23,829	$746,090
(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at December 31, 2024 include CRT securities with a fair value of $51.5 million for which the fair value option has been elected. Such securities had approximately $3.2 million gross unrealized gains and no gross unrealized losses at December 31, 2024. Amounts disclosed at December 31, 2023 includes CRT securities with a fair value of $51.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $2.3 million and no gross unrealized losses at December 31, 2023.
(4)Amounts disclosed at December 31, 2024 include Non-Agency MBS with a fair value of $22.6 million for which the fair value option has been elected. Such securities had approximately $0.5 million gross unrealized gains and $0.5 million gross unrealized losses at December 31, 2024. Amounts disclosed at December 31, 2023 include Non-Agency MBS with a fair value of $23.8 million for which the fair value option has been elected. Such securities had $0.5 million gross unrealized gains and $0.1 million gross unrealized losses at December 31, 2023.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Sales of Residential Mortgage Securities

During the year ended December 31, 2024, the Company sold a CRT security for approximately $16.0 million, realizing a gain of $7.3 million. During the year ended December 31, 2024, the Company sold MSR securities for approximately $29.6 million, realizing gains of $2.7 million. During the year ended December 31, 2023, the Company sold MSR securities for approximately $18.2 million, realizing gains of $908,000. During the year ended December 31, 2022, the Company sold CRT securities for approximately $15.7 million, realizing gains of $84,000.

Impairment and other net gain/(loss) on securities and other portfolio investments

The following table present the components of Impairment and other net gain/(loss) on securities and other portfolio investments for the years ended December 31, 2024, 2023 and 2022, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	For the Year Ended December 31,
(In Thousands)	2024	2023	2022
Net unrealized gain/(loss) on securities	$(16,194)	$7,341	$(3,230)
Net realized gain/(loss) from the sale of securities	9,992	908	84
Total Impairment and other net gain/(loss) on securities	$(6,202)	$8,249	$(3,146)

Net unrealized gain/(loss) on other portfolio investments	$(4,761)	$6,180	$(21,921)
Net realized gain/(loss) on other portfolio investments	94	(5,869)	—
Reversal of impairment/(impairment) other portfolio investments	—	(2,335)	—
Total Impairment and other net gain/(loss) on securities and other portfolio investments	$(10,869)	$6,225	$(25,067)

Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities (whose changes in fair value are recorded through OCI) at December 31, 2024.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the years ended December 31, 2024, 2023 and 2022.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities (whose changes in fair value are recorded through OCI) on its AOCI for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
(In Thousands)	2024	2023	2022
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$17,698	$21,341	$46,833
Unrealized gains/(losses) on securities available-for-sale	1,764	(2,873)	(25,492)
Reclassification adjustment for MBS sales included in net income	(9,986)	(770)	—
Change in AOCI from AFS securities	(8,222)	(3,643)	(25,492)
Balance at end of period	$9,476	$17,698	$21,341

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value:

	For the Year Ended December 31,
(In Thousands)	2024	2023	2022
Agency MBS
Coupon interest	$43,823	$20,676	$—
Effective yield adjustment (1)(2)	(238)	(146)	—
Interest income	$43,585	$20,530	$—
Other MBS
Coupon interest	$7,840	$8,128	$4,793
Effective yield adjustment (1)(2)	88	191	3,143
Interest income	$7,928	$8,319	$7,936
Term notes backed by MSR collateral
Coupon interest	$6,204	$8,423	$6,610
Effective yield adjustment (2)(3)	$3,393	$5,104	$14,374
Interest income	$9,597	$13,527	$20,984
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
(3)Includes $7.8 million of accretion income recognized during the year ended December 31, 2022, due to the impact of the redemption at par of MSR-related assets that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020.

5.    Other Assets

The following table presents the components of the Company’s Other assets at December 31, 2024 and 2023:

(In Thousands)	December 31, 2024	December 31, 2023
REO	130,854	110,174
Commercial REO	18,373	22,717
Goodwill	61,076	61,076
Intangibles, net (1)	4,800	8,000
Capital contributions made to loan origination partners	16,793	19,780
Commercial loans	7,435	51,426
Interest receivable	104,395	98,924
Other loan related receivables	21,643	24,084
Lease right-of-use asset (2)	35,461	37,819
Other	58,725	63,097
Total Other Assets	$459,555	$497,097
(1)Net of aggregate accumulated amortization of $23.2 million and $20.0 million as of December 31, 2024 and 2023, respectively.
(2)An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(a) Real Estate Owned and Commercial REO
The below table summarizes the aggregate carrying value of REO properties by loan source prior to foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement.

(Dollars In Thousands)	December 31, 2024	December 31, 2023
Business purpose loans	$71,090	$28,328
Non-QM loans	1,278	3,374
Legacy RPL/NPL loans	58,486	78,472
Total	$130,854	$110,174
Number of properties	416	300
At December 31, 2024, $130.7 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $55.4 million of residential whole loans held at carrying value and $324.3 million of residential whole loans held at fair value at December 31, 2024.
The following table presents the activity in the Company’s REO for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(Dollars In Thousands)	2024	2023
Balance at beginning of period	$110,174	$130,605
Adjustments to record at lower of cost or fair value	(8,304)	(4,867)
Transfer from residential whole loans (1)	103,666	84,662
Purchases and capital improvements, net	430	421
Disposals and other (2)	(75,112)	(100,647)
Balance at end of period	$130,854	$110,174
Number of properties	416	300
(1)The Company recognized $(6.7) million and $0.4 million, respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO for the years ended December 31, 2024 and December 31, 2023.
(2)During the year ended December 31, 2024, the Company sold 257 REO properties for consideration of $85.3 million, realizing net gains of approximately $10.5 million. During the year ended December 31, 2023, the Company sold 342 REO properties for consideration of $114.3 million, realizing net gains of approximately $14.4 million. These amounts are included in Other Income/(Loss), net on the Company’s consolidated statements of operations.

Commercial REO

In December 2023, the Company received a 75% interest in an entity which owns a newly constructed industrial property as part of the negotiated settlement of a delinquent commercial mortgage loan. In the third quarter of 2024, the Company received 75% and 49% interests, respectively, in two additional VIEs through foreclosure of a multifamily property and a senior living facility underlying delinquent commercial mortgage loans. Each of these entities was determined to be a VIE but the Company was not determined to be the primary beneficiary; as a result, the investments in the entities are considered equity method investments. During 2024, the Company recorded a $0.1 million loss based on updated valuations of the property acquired in 2023, which the Company sold in December 2024. Each entity accounts for its respective commercial REO property similarly to the manner in which the Company accounts for its residential REO. The entities generally do not own any other significant assets or carry any significant liabilities, except that two entities contain properties encumbered by third-party financing. The property acquired in 2023 was considered held-for-sale, while the properties foreclosed in 2024 are considered held-for-investment.
(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One. In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million. In 2024, the Company changed its annual goodwill impairment assessment date from November 30 to October 1. No impairment has been recorded since the goodwill was initially recognized.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The amortization period for each of the finite lived intangible assets and the activity for the years ended December 31, 2024, 2023 and 2022 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2021	Amortization Year Ended December 31, 2022	Amortization Year Ended December 31, 2023	Amortization Year Ended December 31, 2024	Carrying Value at December 31, 2024	Amortization Period (Years) (1)
Trademarks / Trade Names	$3,800	$(400)	$(400)	$(400)	$2,600	10
Customer Relationships	12,000	(6,000)	(3,000)	(2,000)	1,000	4
Internally Developed Software	3,600	(800)	(800)	(800)	1,200	5
Non-Compete Agreements	2,000	(2,000)	—	—	—	1
Total Identified Intangibles	$21,400	$(9,200)	$(4,200)	$(3,200)	$4,800
(1)Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.
(c) Capital Contributions Made to Loan Origination Partners
The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At December 31, 2024, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $16.8 million, including $1.7 million of common equity (including partnership interests) and $15.1 million of preferred equity.
During the year ended December 31, 2024, there were no impairment charges recorded by the Company on its investment in loan origination partners. During the year ended December 31, 2023, the Company recorded an impairment charge in earnings of $2.3 million against the carrying value of its investment in one loan origination partner. In 2023, the Company sold a preferred equity interest in one loan origination partner, which was recorded at $6.6 million, and recorded a gain of $0.1 million. During the year ended December 2022, the Company recorded an impairment charge against earnings of $28.6 million against the carrying value of its investment in one loan origination partner, bringing the net carrying value of this investment to zero as of June 30, 2022. This impairment charge was recorded in Provision for credit losses on other assets in the consolidated statement of operations. Further, for the year ended December 31, 2022, the Company recorded a valuation adjustment of $21.9 million against its investment in a loan origination partner that is accounted for at fair value through earnings.
Prior to December 31, 2024, the Company had elected to account for certain of these investments pursuant to the fair value option, where changes in estimated fair value were recorded on the statement of operations. Such changes in estimated fair value resulted in gains/(losses) being recorded of $(3.0) million, $6.4 million and $(21.9) million during 2024, 2023, and 2022 respectively.
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
(d) Commercial Mortgage Loans

The Company owns two participations in commercial mortgage bridge loans, which are accounted for at fair value under the fair value option, and are classified as Level 3 fair value measurements in the fair value hierarchy. Each of the participations is 75% of the total UPB of the related loans and the remaining interest in each loan was retained by the originator of such loan. The commercial mortgage loans are collateralized by one multifamily property and one office property. The commercial mortgage loans are first liens and bear variable interest rates. The Company has received interests in three of the previously underlying properties, as further described above under “Commercial REO.”

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table presents certain additional information about the Company’s commercial mortgage loans:

(Dollars In Thousands)	Fair Value / Carrying Value	UPB	Weighted Average Coupon	Weighted Average Term to Maturity (Months)	UPB 60+ Days Delinquent	Weighted Average LTV Ratio
Commercial Loans - December 31, 2024	$7,435	$9,385	11.48%	0	$4,875	82%
Commercial Loans - December 31, 2023	$51,426	$51,602	13.18%	2	$3,521	66%
(e) Derivative Instruments

Swaps
The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At December 31, 2024, none of the Company’s Swaps were designated as hedges for accounting purposes.
Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero.
The following table presents the assets pledged as collateral against the Company’s Swaps:

(In Thousands)	December 31, 2024	December 31, 2023
Agency MBS, at fair value	$44,411	$41,179
Restricted Cash	16,567	22,880

At December 31, 2024, the Company had Swaps with an aggregate notional amount of $3.3 billion and an average maturity of approximately 38 months with a maximum term of approximately 118 months. The following table presents information about the Company’s Swaps at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	450,000	1.16%	4.49%	$—	—%	—%
Over 30 days to 3 months	100,000	1.65	4.49	100,000	1.49	5.38
Over 3 months to 6 months	125,000	2.69	4.49	—	—	—
Over 6 months to 12 months	—	—	—	450,010	0.90	5.38
Over 12 months to 24 months	450,000	1.12	4.49	675,000	1.52	5.38
Over 24 months to 36 months	1,045,000	1.84	4.49	450,000	1.12	5.38
Over 36 months to 48 months	24,600	4.28	4.49	975,000	1.73	5.38
Over 48 months to 60 months	574,000	3.28	4.49	24,600	4.28	5.38
Over 60 months to 72 months	—	—	—	310,000	2.95	5.38
Over 72 months	545,150	3.42	4.49	292,650	4.32	5.38
Total Swaps	$3,313,750	2.20%	4.49%	$3,277,260	1.85%	5.38%
(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented. This rate adjusts daily based on SOFR.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Impact of Derivative Instruments on Earnings

The following table present the components of Net gain/(loss) on derivatives used for risk management purposes for the years ended December 31, 2024, 2023 and 2022, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	For the Year Ended December 31,
(In Thousands)	2024	2023	2022
Income on swap variable receive leg	$177,062	$158,554	$52,395
Expense on swap fixed pay leg	(64,290)	(51,400)	(42,353)
Unrealized mark-to-market gain/(loss)	2,478	(91,696)	208,712
Net price alignment expense on margin collateral received	(9,217)	(11,697)	(2,762)
Realized gain/(loss) on terminated swaps	(27,530)	—	—
Net gain on TBA short positions	—	—	39,187
Total Net gain/(loss) on derivatives used for risk management purposes	$78,503	$3,761	$255,179

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
6.      Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at December 31, 2024 and 2023:

		December 31, 2024
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,321,584	$1,321,043	7.27%	7.9
Agreements with mark-to-market collateral provisions	Securities	1,279,007	1,279,007	5.47%	0.2
Total Agreements with mark-to-market collateral provisions		2,600,591	2,600,050	6.71%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	577,231	576,774	7.82%	10.4
Securitized debt	Residential whole loans	5,891,815	5,794,977	4.82%	See Note 14
Convertible senior notes	Unsecured	—	—	6.84%
8.875% Senior Notes due 2029	Unsecured	115,000	111,270	9.83%	49.5
9.00% Senior Notes due 2029	Unsecured	75,000	72,390	9.91%	55.5
Impact of net Swap carry				(1.24)%
Total Financing agreements (2)		$9,259,637	$9,155,461	4.54%

		December 31, 2023
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,738,543	$1,737,651	7.23%	11.8
Agreements with mark-to-market collateral provisions	Securities	622,603	622,603	5.75%	0.2
Total Agreements with mark-to-market collateral provisions		2,361,146	2,360,254	6.93%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	1,217,671	1,216,697	7.71%	20.6
Securitized debt	Residential whole loans	4,894,746	4,750,805	4.00%	See Note 14
Convertible senior notes	Unsecured	209,589	208,989	6.94%	5.5
Impact of net Swap carry				(1.36)%
Total Financing agreements (2)		$8,683,152	$8,536,745	4.11%
(1)The Company has both financing agreements held at fair value and financing agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At December 31, 2024, the Company had $19.8 million of agreements with mark-to-market collateral provisions held at fair value, $284.8 million of agreements with non-mark-to-market collateral provisions held at fair value, and $5.2 billion of securitized debt held at fair value, with amortized cost bases of $19.8 million, $284.8 million, and, $5.3 billion respectively. At December 31, 2023, the Company had $178.9 million of agreements with mark-to-market collateral provisions held at fair value, $469.4 million of agreements with non-mark-to-market collateral provisions held at fair value, and $4.0 billion of securitized debt held at fair value, with amortized cost bases of $178.9 million, $469.4 million, and $4.1 billion, respectively.
(2)Weighted average cost of funding reflects year-to-date interest expense (inclusive of the amortization of deferred financing costs) divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on the Company’s Swaps. For the year ended December 31, 2024, this decreased the overall funding cost by 124 basis points, and for the year ended December 31, 2023, this decreased the overall funding cost by 136 basis points. The Company does not allocate the impact of the net carry by type of financing agreement.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of December 31, 2024
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential whole loans	$559,339	$47,011	$389,220	$326,014	$1,321,584
Agreements with mark-to-market collateral provisions	Securities	1,279,007	—	—	—	1,279,007
Total Agreements with mark-to-market collateral provisions		1,838,346	47,011	389,220	326,014	2,600,591
Agreements with non-mark-to-market collateral provisions	Residential whole loans	23,267	—	533,559	20,405	577,231
(1)$1.7 billion of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an agreement with mark-to-market collateral provisions with $326.0 million outstanding. The longest maturity date is approximately 23 months.

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at December 31, 2024 and 2023:

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Mark-to-market financing agreements secured by residential whole loans (1)	$1,295,653	$1,712,489
Fair value of residential whole loans pledged as collateral under financing agreements	$1,608,344	$2,204,239
Weighted average haircut on residential whole loans (2)	19.24%	20.90%
Mark-to-market financing agreements secured by securities at fair value	$1,279,007	$622,603
Securities at fair value pledged as collateral under financing agreements	$1,352,918	$689,818
Weighted average haircut on securities at fair value (2)	4.99%	8.07%
Mark-to-market financing agreements secured by real estate owned	$25,390	$25,163
Fair value of real estate owned pledged as collateral under financing agreements	$62,659	$50,365
Weighted average haircut on real estate owned (2)	55.71%	49.39%
(1)Includes an aggregate of $394.9 million and $327.2 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $506.6 million and $465.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of December 31, 2024 and December 31, 2023, respectively.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at December 31, 2024 and 2023:

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Non-mark-to-market financing secured by residential whole loans	$576,774	$1,216,697
Fair value of residential whole loans pledged as collateral under financing agreements	$740,494	$1,510,146
Weighted average haircut on residential whole loans	21.40%	17.65%
Non-mark-to-market financing secured by real estate owned	$—	$—
Fair value of real estate owned pledged as collateral under financing agreements	$—	$—
Weighted average haircut on real estate owned	—%	—%
In addition, the Company had aggregate restricted cash held in connection with its financing agreements, including securitized debt, of $32.1 million and $19.0 million at December 31, 2024 and 2023, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,177,822	5.85%	$3,578,816	7.36%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$3,177,822	5.85%	$3,578,816	7.36%

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 15 and 14 counterparties at December 31, 2024 and 2023, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2024:

	December 31, 2024
Counterparty	Amount at Risk (1)	Weighted Average Months to Maturity	Percent of Stockholders’ Equity
(Dollars in Thousands)
Wells Fargo	$166,627	7.1	9.05%
Barclays	107,848	4.7	5.86
(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of December 31, 2024 and 2023:

	December 31, 2024
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1)	Total
Assets:
Residential whole loans (2)	$6,886,776	$740,260	$1,107,079	$8,734,115
Securities, at fair value	—	—	1,352,918	1,352,918
Other assets: REO	26,934	—	56,505	83,439
Total	$6,913,710	$740,260	$2,516,502	$10,170,472

	December 31, 2023
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1)	Total
Assets:
Residential whole loans (2)	$5,696,729	$1,513,904	$1,733,674	$8,944,307
Securities, at fair value	—	—	689,818	689,818
Other assets: REO	33,334	—	43,295	76,629
Total	$5,730,063	$1,513,904	$2,466,787	$9,710,754
(1)An aggregate of $27.1 million and $36.4 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financings agreements had also been pledged as of December 31, 2024 and 2023, respectively.
(2)Includes an aggregate of $394.9 million and $327.2 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $506.6 million and $465.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of December 31, 2024 and December 31, 2023, respectively.

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

7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at December 31, 2024 and 2023:

(In Thousands)	December 31, 2024	December 31, 2023
Payable for unsettled investment purchases	$63,094	$103,654
Dividends and dividend equivalents payable	36,021	35,789
Lease liability	41,050	43,576
Accrued interest payable	33,050	30,834
Accrued expenses and other	239,136	122,177
Total Other Liabilities	$412,351	$336,030

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2024 or 2023. As of the date of this filing, the Company’s tax returns for tax years 2021 through 2023 are open to examination.

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at December 31, 2024 and 2023 are presented in the following table:

(In Thousands)	December 31, 2024	December 31, 2023
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$89,910	$91,113
Unrealized mark-to-market, impairments and loss provisions	18,004	16,170
Other realized / unrealized treatment differences	(45,234)	(34,923)
Total deferred tax assets	62,680	72,360
Less: valuation allowance	(62,680)	(72,360)
Net deferred tax assets	$—	$—
Realization of the Company’s DTAs at December 31, 2024 is dependent on several factors, including generating sufficient taxable income to utilize net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.
No net deferred tax benefit was recorded by the Company for the years ended December 31, 2024 and 2023, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
At December 31, 2024, the Company’s federal NOL carryforward from prior years was $360.4 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
The following table summarizes the Company’s income tax provision/(benefit) primarily recorded at the Company’s domestic TRS entities for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended
(In Thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Current provision/(benefit)
Federal	$417	$(21)	$(1,309)
State	26	—	263
Total current provision/(benefit)	443	(21)	(1,046)
Deferred provision/(benefit)
Federal	—	251	166
State	—	48	29
Total deferred provision/(benefit)	—	299	195
Total provision/(benefit)	$443	$278	$(851)
The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at December 31, 2024, 2023, and 2022:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Federal statutory rate	21.0%	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	(21.0)%	(34.9)%	2.6%
Other differences in taxable income/(loss) from GAAP	12.1%	23.7%	(13.0)%
State and local taxes	—%	—%	—%
Change in valuation allowance on DTAs	(11.8)%	(9.5)%	(10.1)%
Effective tax rate	0.3%	0.3%	0.5%

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the years ended December 31, 2024, 2023, and 2022 the Company recorded an expense in connection with this lease of approximately $5.4 million, $5.2 million, and $5.0 million, respectively. The original term specified in this lease is approximately fifteen years with a termination date of December 2036 and an option to renew for an additional five years.

The Company recognized total lease expense of $7.4 million, $6.7 million and $6.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in Other general and administrative expense on the Company’s consolidated statements of operations.

At December 31, 2024, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) for the Company’s lease commitments were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2025	$5,292
2026	4,928
2027	5,210
2028	5,148
2029	5,151
Thereafter	36,897
Total	$62,626
Present Value Discount	(21,576)
Total Lease Liability (Note 7)	$41,050

Additionally, in December 2024, Lima One executed a lease agreement on new office space in Greenville, South Carolina for an 8.5-year term. The Company expects the average annual lease rental expense to be approximately $2.4 million, which is not included in the table above. Lima One expects to relocate to the space in the latter half of 2025.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of December 31, 2024, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).
(c) Loan Commitments

At December 31, 2024, the Company had unfunded commitments in connection with its Single-family and Multifamily transitional loans of $320.9 million and $58.5 million, respectively (see Note 3). These commitments are subject to certain conditions that the respective borrowers must meet before funding is required. In addition, from time to time, Lima One makes short-term commitments to originate mortgage loans; such commitments were not significant at December 31, 2024.
(d) Guarantee

In connection with one of its investments in a loan origination partner, the Company has guaranteed up to $42.5 million of such investee’s warehouse financing. As of December 31, 2024, the Company has not recorded a liability in connection with this guarantee.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2022 through December 31, 2024:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2024	November 20, 2024	December 3, 2024	December 31, 2024	$0.46875
	August 16, 2024	August 30, 2024	September 30, 2024	0.46875
	May 21, 2024	June 5, 2024	June 28, 2024	0.46875
	February 20, 2024	March 5, 2024	March 28, 2024	0.46875
2023	November 21, 2023	December 4, 2023	December 29, 2023	0.46875
	August 17, 2023	September 5, 2023	September 29, 2023	0.46875
	May 22, 2023	June 5, 2023	June 30, 2023	0.46875
	February 21, 2023	March 6, 2023	March 31, 2023	0.46875
2022	November 18, 2022	December 5, 2022	December 30, 2022	0.46875
	August 22, 2022	September 6, 2022	September 30, 2022	0.46875
	May 18, 2022	June 1, 2022	June 30, 2022	0.46875
	February 17, 2022	March 1, 2022	March 31, 2022	0.46875
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
The Company’s Series C Preferred Stock is entitled to receive dividends (i) from and including the original issue date to, but excluding, March 31, 2025, at a fixed rate of 6.50% per year on the $25.00 liquidation preference and (ii) from and after March 31, 2025, at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 5.345% per year of the $25.00 per share liquidation preference before the Company’s common stock is paid any dividends, and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. In light of the discontinuance of the publication of three-month LIBOR after June 2023, and pursuant to the Adjustable Interest Rate (LIBOR) Act and the Federal Reserve’s final rules promulgated thereunder, the three-month CME Term SOFR (Secured Overnight Financing Rate) has replaced

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
three-month LIBOR as the successor base rate and will include an additional spread adjustment of 0.26161% per year based on recommendation from the Alternative Reference Rate Committee. Dividends on the Series C Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series C Preferred Stock is not redeemable by the Company prior to March 31, 2025, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and upon the occurrence of certain specified change in control transactions. On or after March 31, 2025, the Company may, at its option, subject to certain procedural requirements, redeem any or all of the shares of the Series C Preferred Stock for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date.
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
The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2022 through December 31, 2024:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2024	November 20, 2024	December 3, 2024	December 31, 2024	$0.40625
	August 16, 2024	August 30, 2024	September 30, 2024	0.40625
	May 21, 2024	June 5, 2024	June 28, 2024	0.40625
	February 20, 2024	March 5, 2024	March 28, 2024	0.40625
2023	November 21, 2023	December 4, 2023	December 29, 2023	0.40625
	August 17, 2023	September 5, 2023	September 29, 2023	0.40625
	May 22, 2023	June 5, 2023	June 30, 2023	0.40625
	February 21, 2023	March 6, 2023	March 31, 2023	0.40625
2022	November 18, 2022	December 5, 2022	December 30, 2022	0.40625
	August 22, 2022	September 6, 2022	September 30, 2022	0.40625
	May 18, 2022	June 1, 2022	June 30, 2022	0.40625
	February 17, 2022	March 1, 2022	March 31, 2022	0.40625

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(b)  Dividends on Common Stock
The following table presents cash dividends declared by the Company on its common stock from January 1, 2022 through December 31, 2024:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2024	December 11, 2024	December 31, 2024	January 31, 2025	$0.35	(1)
	September 12, 2024	September 27, 2024	October 31, 2024	0.35
	June 11, 2024	June 28, 2024	July 31, 2024	0.35
	March 7, 2024	March 28, 2024	April 30, 2024	0.35
2023	December 13, 2023	December 29, 2023	January 31, 2024	0.35	(2)
	September 20, 2023	October 2, 2023	October 31, 2023	0.35
	June 15, 2023	June 30, 2023	July 31, 2023	0.35
	March 10, 2023	March 31, 2023	April 28, 2023	0.35
2022	December 14, 2022	December 30, 2022	January 31, 2023	0.35	(3)
	September 13, 2022	September 30, 2022	October 31, 2022	0.44
	June 15, 2022	June 30, 2022	July 29, 2022	0.44
	March 11, 2022	March 22, 2022	April 29, 2022	0.44	(4)
(1)At December 31, 2024, the Company had accrued dividends and dividend equivalents payable of $36.0 million related to the common stock dividend declared on December 11, 2024. This dividend will be treated as a dividend paid in 2025 to the extent of the Company’s earnings and profits in 2025.
(2)At December 31, 2023, the Company had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on December 13, 2023. A portion of this dividend was considered taxable income to the recipient in 2024. For more information see the Company’s 2024 Dividend Tax Information on its website.
(3)At December 31, 2022, the Company had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on December 14, 2022. A portion of this dividend was considered taxable income to the recipient in 2023. For more information see the Company’s 2023 Dividend Tax Information on its website.
(4)The $0.44 per share dividend declared on March 11, 2022, has been adjusted to reflect the Reverse Stock Split; the amount actually paid in respect of such dividend was $0.11 per share, which was based on the pre-split number of shares held by stockholders at the record date for such dividend (March 22, 2022).
In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the year ended December 31, 2024, the portion of the Company’s common stock dividends paid during the year deemed to be a return of capital was $0.5516 per share of common stock. For the year ended December 31, 2023, the portion of the Company’s common stock dividends paid during the year deemed to be a return of capital was $0.4108 per share of common stock. For the year ended December 31, 2022, the portion of the Company’s common stock dividends paid during the year deemed to be a return of capital was $1.76 per share of common stock.
(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)
On September 27, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and, registered an aggregate of 2.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2024, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.
During the years ended December 31, 2024, 2023 and 2022, the Company issued 0, 6,666 and 80,027 shares of common stock through the DRSPP, raising net proceeds of approximately $0, $74,000 and $1.2 million, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2024, the Company issued 8,848,219 shares pursuant to the DRSPP, raising net proceeds of $290.8 million.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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

The Company did not sell any shares of common stock through the ATM Program during the year ended December 31, 2024.
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
The Company did not repurchase any shares of its common stock during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company repurchased 6,476,746 shares of its common stock through the stock repurchase program at an average cost of $15.80 per share and a total cost of approximately $102.1 million, net of fees and commissions paid to the sales agent of approximately $161,000.
(f) Accumulated Other Comprehensive Income/(Loss)

The following tables present changes in the balances of each component of the Company’s AOCI:

	For the Year Ended December 31, 2024
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$17,698	$—	$17,698
OCI before reclassifications	1,764	—	1,764
Amounts reclassified from AOCI	(9,986)	—	(9,986)
Net OCI during the period (2)	(8,222)	—	(8,222)
Balance at end of period	$9,476	$—	$9,476

	For the Year Ended December 31, 2023
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$21,341	$—	$21,341
OCI before reclassifications	(2,873)	—	(2,873)
Amounts reclassified from AOCI	(770)	—	(770)
Net OCI during the period (2)	(3,643)	—	(3,643)
Balance at end of period	$17,698	$—	$17,698

	For the Year Ended December 31, 2022
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$46,833	$(1,255)	$45,578
OCI before reclassifications	(25,492)	1,255	(24,237)
Amounts reclassified from AOCI	—	—	—
Net OCI during the period (2)	(25,492)	1,255	(24,237)
Balance at end of period	$21,341	$—	$21,341
(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
11.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2024	2023	2022
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$119,251	$80,164	$(231,581)
Dividends declared on preferred stock	(32,875)	(32,875)	(32,875)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(453)	—	(627)
Net income/(loss) to common stockholders - basic	$85,923	$47,289	$(265,083)
Basic weighted average common shares outstanding	103,489	102,215	103,153
Basic Earnings/(Loss) per Share	$0.83	$0.46	$(2.57)

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$85,923	$47,289	$(265,083)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	—	—
Interest expense on Convertible Senior Notes	—	—	—
Net income/(loss) to common stockholders - diluted	$85,923	$47,289	$(265,083)
Basic weighted average common shares outstanding	103,489	102,215	103,153
Unvested and vested restricted stock units	1,613	1,363	—
Effect of assumed conversion of Convertible Senior Notes to common shares	—	—	—
Diluted weighted average common shares outstanding (1)	105,102	103,578	103,153
Diluted Earnings/(Loss) per Share	$0.82	$0.46	$(2.57)
(1)At December 31, 2024 and 2023, the Company had approximately 324,000 and 223,000 equity instruments outstanding that were excluded from the calculation of diluted EPS for the years ended December 31, 2024 and 2023, respectively, as they were determined to be anti-dilutive. These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $10.94 and $8.00, respectively. These equity instruments may have a dilutive impact on future EPS.
During the year ended December 31, 2024, the Convertible Senior Notes were determined to be anti-dilutive and were excluded from the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) are included in the denominator for the purpose of calculating diluted EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 8.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At December 31, 2024, approximately 4.2 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 6, 2033.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date. Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of December 31, 2024 are designated to be settled in shares of the Company’s common stock. All holders of RSUs outstanding at December 31, 2024 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time of settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled. At December 31, 2024 and 2023, the Company had unrecognized compensation expense of $6.3 million and $9.2 million, respectively, related to RSUs.  The unrecognized compensation expense at December 31, 2024 is expected to be recognized over a weighted average period of 1.7 years.

The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024
	RSUs With Service Condition	Weighted Average Grant Date Fair Value Per Share	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value Per Share	Total RSUs	Total Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year:	1,320,059	$14.01	1,867,842	$11.16	3,187,901	$12.34
Granted (1)	573,110	11.17	1,308,727	11.77	1,881,837	11.59
Settled	(312,808)	16.15	—	—	(312,808)	16.15
Cancelled/forfeited	(159,451)	10.80	(511,222)	11.99	(670,673)	11.71
Outstanding at end of year	1,420,910	$12.76	2,665,347	$11.23	4,086,257	$11.76
RSUs vested but not settled at end of year	957,045	$13.75	1,845,176	$12.23	2,802,221	$12.75
RSUs unvested at end of year	463,865	$10.71	820,171	$8.99	1,284,036	$9.61

	For the Year Ended December 31, 2023
	RSUs With Service Condition	Weighted Average Grant Date Fair Value Per Share	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value Per Share	Total RSUs	Total Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year:	921,308	$18.63	1,138,495	$15.76	2,059,803	$17.04
Granted (2)	610,680	10.32	997,383	7.95	1,608,063	8.85
Settled	(146,440)	27.90	(13,639)	26.52	(160,079)	27.78
Cancelled/forfeited	(65,489)	13.44	(254,397)	18.32	(319,886)	17.32
Outstanding at end of year	1,320,059	$14.01	1,867,842	$11.16	3,187,901	$12.34
RSUs vested but not settled at end of year	635,595	$15.63	560,114	$13.61	1,195,709	$14.68
RSUs unvested at end of year	684,464	$12.52	1,307,728	$10.11	1,992,192	$10.94

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	For the Year Ended December 31, 2022
	RSUs With Service Condition	Weighted Average Grant Date Fair Value Per Share	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value Per Share	Total RSUs	Total Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year:	712,160	$20.22	905,708	$17.14	1,617,868	$18.50
Granted (3)	296,379	17.19	381,397	16.04	677,776	16.54
Settled	(66,125)	29.56	(40,268)	31.36	(106,393)	30.24
Cancelled/forfeited	(21,106)	17.63	(108,342)	22.49	(129,448)	21.70
Outstanding at end of year	921,308	$18.63	1,138,495	$15.76	2,059,803	$17.04
RSUs vested but not settled at end of year	394,996	$20.67	190,800	$21.98	585,796	$21.10
RSUs unvested at end of year	526,312	$17.10	947,695	$14.51	1,474,007	$15.43
(1)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs. In determining the fair value for 1,255,486 of these awards granted in 2024, the Company applied: (i) a weighted average volatility estimate of approximately 35.55%, which was determined considering historic volatility in the price of the Company’s and its peer group companies common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 3.91% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards, respectively. The weighted average grant date fair value for the remaining 94,333 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $10.76. All of the 1,308,727 RSUs granted in 2024, the vesting of which is subject to both market and service conditions, are also subject to a one-year post-vesting holding requirement prior to settlement. To account for the estimated loss of value due to this holding restriction, a discount for lack of marketability is applied after the payout value is determined. There is no post vesting holding requirement on the 573,110 RSUs granted in 2024 the vesting of which is subject to a service condition only.
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

Restricted Stock

At December 31, 2024, 2023 and 2022, the Company did not have any unvested shares of restricted common stock outstanding, and no restricted shares vested during the years ended December 31, 2024 and 2023, respectively.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board shall determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $2.4 million, $463,000, and $659,000 during the years ended December 31, 2024, 2023 and 2022, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the years ended December 31, 2024, 2023 and 2022.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
(In Thousands)	2024	2023	2022
RSUs	$13,883	$15,035	$11,338
Total	$13,883	$15,035	$11,338

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses (reversal) related to its Deferred Plans for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
(In Thousands)	2024	2023	2022
Non-employee directors	$39	$586	$(1,133)
Total	$39	$586	$(1,133)

The Company distributed cash of approximately $77,000, $374,000, and $53,000 to the participants of the Deferred Plans during the years ended December 31, 2024, 2023 and 2022, respectively.

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2024 and 2023 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,734	$2,561	$2,611	$2,404
Total	$2,734	$2,561	$2,611	$2,404
(1)Represents the cumulative amounts that were deferred by participants through December 31, 2024 and 2023, which had not been distributed through such respective date.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(c) Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2024, 2023 and 2022, the Company recognized expenses for matching contributions of $1.4 million, $1.3 million and $1.3 million, respectively.
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
December 31, 2024
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
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2024 and 2023, on the consolidated balance sheets by the valuation hierarchy, as previously described:
Fair Value at December 31, 2024

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$52,073	$7,459,137	$7,511,210
Securities, at fair value	—	1,537,513	—	1,537,513
Total assets carried at fair value	$—	$1,589,586	$7,459,137	$9,048,723
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$284,843	$284,843
Agreements with mark-to-market collateral provisions	—	—	19,782	19,782
Securitized debt	—	5,211,380	—	5,211,380
Total liabilities carried at fair value	$—	$5,211,380	$304,625	$5,516,005
Fair Value at December 31, 2023

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$55,779	$7,455,729	$7,511,508
Securities, at fair value	—	746,090	—	746,090
Total assets carried at fair value	$—	$801,869	$7,455,729	$8,257,598
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$469,424	$469,424
Agreements with mark-to-market collateral provisions	—	—	178,864	178,864
Securitized debt	—	3,985,372	—	3,985,372
Total liabilities carried at fair value	$—	$3,985,372	$648,288	$4,633,660

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the years ended December 31, 2024 and 2023 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	For the Year Ended December 31,
(In Thousands)	2024	2023
Balance at beginning of period	$7,455,729	$5,676,430
Purchases and originations	2,077,564	2,411,724
Draws	556,943	574,839
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	96,353	114,478
Repayments	(1,962,039)	(1,162,471)
Loan sales and repurchases	(683,407)	(108,657)
Transfer to REO	(82,006)	(50,614)
Balance at end of period	$7,459,137	$7,455,729

The following table presents additional information for the years ended December 31, 2024 and 2023 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Year Ended December 31,
(In Thousands)	2024	2023
Balance at beginning of period	$469,424	$578,879
Issuances	216,189	508,510
Payment of principal	(400,770)	(617,965)
Change in unrealized losses	—	—
Balance at end of period	$284,843	$469,424

The following table presents additional information for the years ended December 31, 2024 and 2023 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Year Ended December 31,
(In Thousands)	2024	2023
Balance at beginning of period	$178,864	$884,495
Issuances	127,422	192,560
Payment of principal	(286,504)	(898,191)
Balance at end of period	$19,782	$178,864

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of December 31, 2024 and 2023:

December 31, 2024
Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range
				Min	Max
$7,070,535	Discounted cash flow	Discount rate	7.6%	6.2%	20.0%
		Prepayment rate	13.7%	—%	58.3%
		Default rate	1.8%	—%	54.3%
		Loss severity	12.3%	—%	100.0%
$343,683	Liquidation model	Discount rate	8.8%	8.0%	20.0%
		Annual change in home prices	3.2%	—%	9.7%
		Liquidation timeline (in years)	1.7	0.1	4.5
		Current value of underlying properties (3)	$618	$21	$8,500
$7,414,218
(1)Excludes approximately $44.9 million of Residential whole loans, at fair value, with a UPB of $78.2 million, which were marked-to-market, but not based on a model, at December 31, 2024.
(2)Amounts are weighted based on the fair value of the underlying loan.
(3)Amounts represent simple average values of the properties underlying residential whole loans held at fair value.

December 31, 2023
Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range
				Min	Max
$7,045,862	Discounted cash flow	Discount rate	7.9%	6.2%	29.2%
		Prepayment rate	10.1%	—%	46.4%
		Default rate	0.6%	—%	39.5%
		Loss severity	10.8%	—%	100.0%
$291,518	Liquidation model	Discount rate	8.0%	8.0%	8.0%
		Annual change in home prices	3.7%	(0.4)%	12.7%
		Liquidation timeline (in years)	1.9	0.1	4.5
		Current value of underlying properties (3)	$531	$24	$5,500
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2024 and 2023:

(In Thousands)	December 31, 2024	December 31, 2024		December 31, 2023
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential whole loans	3	$8,759,151	$8,743,881	$8,985,513	$8,949,859
Residential whole loans	2	52,073	52,073	55,779	55,779
Securities, at fair value	2	1,537,513	1,537,513	746,090	746,090
Cash and cash equivalents	1	338,931	338,931	318,000	318,000
Restricted cash	1	262,381	262,381	170,211	170,211
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	576,774	577,231	1,216,697	1,217,671
Financing agreements with mark-to-market collateral provisions	3	1,321,041	1,321,584	1,737,652	1,738,543
Financing agreements with mark-to-market collateral provisions	2	1,279,007	1,279,007	622,603	622,603
Securitized debt	2	5,794,977	5,724,702	4,750,805	4,655,195
Convertible senior notes	2	—	—	208,989	209,065
8.875% Senior Notes	2	111,270	115,720	—	—
9.00% Senior Notes	2	72,390	75,218	—	—
(1)Carrying value of securitized debt, Convertible Senior Notes, 8.875% Senior Notes, 9.00% Senior Notes, and certain repurchase agreements is net of associated debt issuance costs.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the years ended December 31, 2024 and 2023, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $103.7 million and $84.7 million, respectively, at the time of foreclosure. In addition, at December 31, 2023, the Company held one property which is considered Commercial REO (see Note 5) which is accounted for similarly and had an estimated fair value, less estimated cost to sell, of $34.2 million upon acquisition, of which the Company’s 75% interest was $25.7 million. In the first quarter of 2024, this Commercial REO property’s estimated fair value, less estimated cost to sell, was updated to $33.3 million, of which the Company’s 75% interest was $25.0 million. In the second quarter of 2024, this Commercial REO property’s estimated fair value, less estimated cost to sell, was updated to $33.1 million, of which the Company’s 75% interest was $24.8 million. Further, during the third quarter of 2024, the Company recognized at fair value two properties considered Commercial REO (see Note 5) at $28.4 million and $40.0 million, of which the Company’s 75% and 49% interests were $10.3 million and $8.2 million (net of related third-party financing), respectively. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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
December 31, 2024
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of December 31, 2024 and 2023:

(Dollars in Thousands)	December 31, 2024		December 31, 2023
Aggregate unpaid principal balance of residential whole loans sold	$9,924,643		$8,241,053
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$8,655,017		$7,152,213
Outstanding amount of Senior Bonds, at carrying value	$583,597	(1)	$765,433	(1)
Outstanding amount of Senior Bonds, at fair value	$5,211,380		$3,985,372
Outstanding amount of Senior Bonds, total	$5,794,977		$4,750,805
Weighted average fixed rate for Senior Bonds issued	5.02%	(2)	4.51%	(2)
Weighted average contractual maturity of Senior Bonds	36 years	(2)	36 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$1,222,029		$1,047,297
Cash received	$8,574,069		$7,089,575
(1)Net of $1.1 million and $1.5 million of deferred financing costs at December 31, 2024 and 2023, respectively.
(2)At December 31, 2024 and 2023, $4.2 billion and $3.4 billion, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 150, or 300 basis points or more at defined dates ranging from 30 months, up to 48 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the years ended December 31, 2024 and 2023, the Company issued Senior Bonds with a current face of $2.1 billion and $1.8 billion to third-party investors for proceeds of $2.1 billion and $1.8 billion, respectively, before offering costs and accrued interest. The Senior Bonds issued by the Company during the years ended December 31, 2024 and 2023 are included in Financing agreements on the Company’s consolidated balance sheets (see Note 6). During the three months ended June 30, 2024, the Company liquidated one SPE (which had been formed in 2021) and repaid the remaining $68.1 million of outstanding Senior Bonds issued by such SPE. During the three months ended September 30, 2024, the Company redeemed one SPE (which had been formed in 2022) and repaid the remaining $176.3 million of outstanding Senior Bonds issued by such SPE.

As of December 31, 2024 and 2023, as a result of the transactions described above, securitized loans of approximately $6.9 billion and $5.7 billion are included in Residential whole loans and REO with a carrying value of approximately $26.9 million and $33.3 million are included in Other assets on the Company’s consolidated balance sheets, respectively. As of December 31, 2024

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
and 2023, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $5.8 billion and $4.8 billion, respectively.  These Senior Bonds are disclosed as Securitized debt and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The Company also has interests in certain entities which are deemed to be VIEs which hold commercial property (see Note 5). The Company’s maximum exposure to loss with respect to these entities is their carrying value, which aggregated $18.4 million at December 31, 2024.

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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of December 31, 2024 and 2023 are a total of $8.8 billion and $9.0 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).
15. Segment Reporting

At December 31, 2024, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured senior notes (see Note 6), securitization issuance costs, and preferred stock dividends. The Company’s segments are managed by its “chief operating decision maker” or “CODM” as defined under GAAP; the Company’s CODM is its Chief Executive Officer. The CODM utilizes the segment reporting as part of their analysis of relative segment performance in deciding where to focus resources to enhance the Company’s future performance.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2024
Interest Income	$404,233	$306,191	$13,541	$723,965
Interest Expense	285,329	214,697	21,208	521,234
Net Interest Income/(Expense)	$118,904	$91,494	$(7,667)	$202,731
Reversal/(Provision) for Credit Losses on Residential Whole Loans	3,084	—	—	3,084
Reversal/(Provision) for Credit Losses on Other Assets	(1,135)	—	—	(1,135)
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$120,853	$91,494	$(7,667)	$204,680

Net gain/(loss) on residential whole loans measured at fair value through earnings	$55,428	$(9,434)	$—	$45,994
Impairment and other net gain/(loss) on securities and other portfolio investments	(7,976)	94	(2,987)	(10,869)
Net gain/(loss) on real estate owned	4,876	(1,740)	—	3,136
Net gain/(loss) on derivatives used for risk management purposes	58,238	20,265	—	78,503
Net gain/(loss) on securitized debt measured at fair value through earnings	(39,238)	(25,575)	—	(64,813)
Lima One mortgage banking income	—	32,944	—	32,944
Net realized gain/(loss) on residential whole loans held at carrying value	418	—	—	418
Other, net	1,326	(2,997)	1,786	115
Other Income/(Loss), net	$73,072	$13,557	$(1,201)	$85,428

Compensation and benefits	$—	$42,885	$44,769	$87,654
Other general and administrative expense	190	19,977	24,087	44,254
Loan servicing, financing and other related costs	18,873	2,857	13,576	35,306
Amortization of intangible assets	—	3,200	—	3,200
Income/(loss) before income taxes	$174,862	$36,132	$(91,300)	$119,694
Provision for/(benefit from) income taxes	$—	$—	$443	$443
Net Income/(Loss)	$174,862	$36,132	$(91,743)	$119,251

Less Preferred Stock Dividend Requirement	$—	$—	$32,875	$32,875
Net Income/(Loss) Available to Common Stock and Participating Securities	$174,862	$36,132	$(124,618)	$86,376

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2023
Interest Income	$364,081	$228,825	$12,691	$605,597
Interest Expense	242,930	170,587	15,601	429,118
Net Interest Income/(Expense)	$121,151	$58,238	$(2,910)	$176,479
Reversal/(Provision) for Credit Losses on Residential Whole Loans	$8,539	$314	$—	$8,853
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$129,690	$58,552	$(2,910)	$185,332

Net gain/(loss) on residential whole loans measured at fair value through earnings	$69,486	$20,364	$—	$89,850
Impairment and other net gain/(loss) on securities and other portfolio investments	8,073	—	(1,848)	6,225
Net gain/(loss) on real estate owned	9,274	118	—	9,392
Net gain/(loss) on derivatives used for risk management purposes	839	2,922	—	3,761
Net gain/(loss) on securitized debt measured at fair value through earnings	(66,969)	(32,620)	—	(99,589)
Lima One mortgage banking income	—	43,384	—	43,384
Net realized gain/(loss) on residential whole loans held at carrying value	(1,240)	—	—	(1,240)
Other, net	7,960	2,284	1,087	11,331
Other Income/(Loss), net	$27,423	$36,452	$(761)	$63,114

Compensation and benefits	$—	$44,827	$40,972	$85,799
Other general and administrative expense	214	17,537	26,118	43,869
Loan servicing, financing and other related costs	20,100	1,515	12,521	34,136
Amortization of intangible assets	—	4,200	—	4,200
Income/(loss) before income taxes	$136,799	$26,925	$(83,282)	$80,442
Provision for/(benefit from) income taxes	$—	$—	$278	$278
Net Income/(Loss)	$136,799	$26,925	$(83,560)	$80,164

Less Preferred Stock Dividend Requirement	$—	$—	$32,875	$32,875
Net Income/(Loss) Available to Common Stock and Participating Securities	$136,799	$26,925	$(116,435)	$47,289

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2022
Interest Income	$364,761	$113,134	$4,524	$482,419
Interest Expense	175,975	67,108	15,760	258,843
Net Interest Income/(Expense)	$188,786	$46,026	$(11,236)	$223,576
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	2,842	(196)	—	2,646
Provision for Credit Losses on Other Assets	—	—	(28,579)	(28,579)
Net Interest Income/(Expense) after Reversal of Provision/(Provision) for Credit Losses	$191,628	$45,830	$(39,815)	$197,643

Net gain/(loss) on residential whole loans measured at fair value through earnings	$(730,028)	$(136,734)	$—	$(866,762)
Impairment and other net gain on securities and other portfolio investments	(3,146)	—	(21,921)	(25,067)
Net gain on real estate owned	25,348	31	—	25,379
Net gain/(loss) on derivatives used for risk management purposes	217,961	37,218	—	255,179
Net gain on securitized debt measured at fair value through earnings	231,176	59,463	—	290,639
Lima One mortgage banking income	—	46,745	—	46,745
Other, net	4,282	537	3,804	8,623
Total Other Income/(Loss), net	$(254,407)	$7,260	$(18,117)	$(265,264)

Compensation and benefits	$—	$39,241	$37,487	$76,728
General and administrative expenses	—	13,931	22,058	35,989
Loan servicing, financing, and other related costs	25,384	1,120	16,390	42,894
Amortization of intangible assets	—	9,200	—	9,200
Income/(loss) before income taxes	$(88,163)	$(10,402)	$(133,867)	$(232,432)
Provision for/(benefit from) income taxes	—	13	(864)	(851)
Net Income/(Loss)	$(88,163)	$(10,415)	$(133,003)	$(231,581)

Less Preferred Stock Dividend Requirement	$—	$—	$32,875	$32,875
Net Income/(Loss) Available to Common Stock and Participating Securities	$(88,163)	$(10,415)	$(165,878)	$(264,456)

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
December 31, 2024
Total Assets	$7,395,925	$3,632,472	$381,207	$11,409,604

December 31, 2023
Total Assets	$6,370,237	$4,000,932	$401,521	$10,772,690

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
December 31, 2024
Company’s overall hedging results based on the relative estimated duration of each asset class hedged and the relative fair values of assets within each asset class.

Mortgage-Related Assets Segment

This segment is comprised of the remainder of the Company’s investments (including any related taxes and the economics of associated financing and hedging instruments).

Schedule IV - Mortgage Loans on Real Estate

December 31, 2024

Asset Type	Number	Interest Rate	Maturity Date Range	Balance Sheet Reported Amount		Principal Amount of Loans Subject to Delinquent Principal or Interest
(Dollars in Thousands)
Residential Whole Loans
Original loan balance $0 - $149,999	6,698	0.00% - 16.00%	7/26/2016-4/1/2062	$587,614		$39,238
Original loan balance $150,000 - $299,999	7,853	0.00% - 15.63%	6/1/2019-12/1/2064	1,436,390		102,898
Original loan balance $300,000 - $449,999	3,825	0.00% - 14.13%	12/1/2018-1/1/2066	1,170,411		78,327
Original loan balance greater than $449,999	5,794	1.70% - 15.00%	12/1/2018-9/1/2071	5,627,474		349,555
	24,170			$8,821,889	(1)(2)	$570,018
(1)Excludes an allowance for loan losses of $10.7 million at December 31, 2024.
(2)The federal income tax basis is approximately $3.3 billion.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

The following table summarizes the changes in the carrying amounts of residential whole loans during the year ended December 31, 2024:

For the Year Ended December 31, 2024
(In Thousands)	Residential Whole Loans
Beginning Balance	$9,041,292
Additions during period:
Purchases and originations	$2,634,507
Premium amortization/discount accretion, net	2,250
Reversal of provision for loan loss	9,787
Changes in fair value recorded in gain/(loss) on loans recorded at fair value	96,021
Deductions during period:
Repayments	$(2,166,782)
Loan sales and repurchases	(697,615)
Impairment on carrying value loans	—
Transfer to REO	(108,236)
Ending Balance	$8,811,224

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
In connection with the preparation of this Annual Report on Form 10-K, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2024, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2024. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (the “2013 COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 127 of this Annual Report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MFA Financial, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited MFA Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule IV – Mortgage Loans on Real Estate (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 20, 2025

Item 9B.  Other Information.

Not applicable.
Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2025 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about June 3, 2025. The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding certain matters pertaining to the Company’s corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference.

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

We have adopted a set of Corporate Governance Guidelines, which together with the charters of the three standing committees of our Board of Directors (Audit, Compensation, and Nominating and Corporate Governance), and our Code of Business Conduct and Ethics (which constitutes the Company’s code of ethics), provide the framework for the governance of the Company.  A complete copy of our Corporate Governance Guidelines, the charters of each of the Board committees and the Code of Business Conduct and Ethics (which applies not only to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, but also to all other employees of the Company) may be found by clicking on the “Governance” link found at the top of our homepage at www.mfafinancial.com and then clicking on the “Governance Documents” link (information from such site is not incorporated by reference into this Annual Report on Form 10-K).  You may also obtain free copies of these materials by writing to our General Counsel at the Company’s headquarters.

Item 11.  Executive Compensation.

The information to be included in the Proxy Statement regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables to be included in the Proxy Statement, which will contain information relating to the Company’s equity compensation and beneficial ownership of the Company required by Item 403 of Regulation S-K, are incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2023, we adopted the Equity Plan, as approved by our stockholders.  The Equity Plan amended and restated our 2020 Equity Compensation Plan. (For a description of the Equity Plan, see Note 12(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2024:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
RSUs	4,086,257
Total	4,086,257		(2)	4,215,621	(3)
(1)All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2024, 2,802,221 RSUs were vested, 463,865 RSUs were subject to time based vesting and 820,171 RSUs will vest subject to achieving a market condition.
(3)Number of securities remaining available for future issuance under equity compensation plans excludes RSUs presented in the table which were issued and outstanding at December 31, 2024.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 66 through 125 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

3.8    Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, dated April 1, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 4, 2022 (Commission File No. 1-13991)).

3.9    Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, dated April 1, 2022 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K, dated April 4, 2022 (Commission File No. 1-13991)).

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

4.7    Form of 6.25% Convertible Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K, dated June 3, 2019 (Commission File No. 1-13991)).

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

4.10    Third Supplemental Indenture, dated April 17, 2024, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form 8-A, dated April 17, 2024).

4.11    Form of 9.000% Senior Notes Due 2029 of the Company (attached as Exhibit A to the Third Supplemental Indenture, incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form 8-A, dated April 17, 2024).

10.1    Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K, filed on February 23, 2021 (Commission File No. 1-13991)).

10.2    Amendment No. 1, dated as of May 3, 2022, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on May 4, 2022 (Commission File No. 1-13991)).

10.3    Amendment No. 2, dated as of February 21, 2024, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

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

10.8    Agreement, entered into as of February 21, 2024, by and between the Company and Michael C. Roper (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

10.9    Amended and Restated Agreement, entered into as of February 21, 2024, by and between the Company and Harold E. Schwartz (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

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

10.16    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

10.17    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

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

19.1*    MFA Financial, Inc. Insider Trading Policy

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

97.1    MFA Financial, Inc. Compensation Clawback Policy (adopted September 20, 2023 and effective as of October 2, 2023) (incorporated herein by reference to Exhibit 97.1 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

101    Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) our Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) our Consolidated Statements of Comprehensive Income / (Loss) for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) the notes to our Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

(c)   Financial Statement Schedules required by Regulation S-X

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2024.

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

Date: February 20, 2025	MFA FINANCIAL, INC.
(Registrant)

	By	/s/	Michael Roper
Michael Roper
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 20, 2025	By	/s/	Craig L. Knutson
Craig L. Knutson
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 20, 2025	By	/s/	Michael Roper
Michael Roper
Chief Financial Officer
(Principal Financial Officer)

Date: February 20, 2025	By	/s/	Bryan Doran
Bryan Doran
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 20, 2025	By	/s/	Laurie Goodman
Laurie Goodman
Chair and Director

Date: February 20, 2025	By	/s/	Robin Josephs
Robin Josephs
Director

Date: February 20, 2025	By	/s/	Lisa Polsky
Lisa Polsky
Director

Date: February 20, 2025	By	/s/	Sheila A. Stamps
Sheila A. Stamps
Director

Date: February 20, 2025	By	/s/	Richard C. Wald
Richard C. Wald
Director

