Form 10-Q
period 2025-03-31
MFA FINANCIAL, INC.
filed 2025-05-06
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
or
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
102,652,862 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 30, 2025.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Residential whole loans, net ($7,532,067 and $7,511,210 held at fair value, respectively) (1)(2)	$8,784,358	$8,811,224
Securities, at fair value (2)	1,790,285	1,537,513
Cash and cash equivalents	253,713	338,931
Restricted cash	219,581	262,381
Other assets (2)	471,569	459,555
Total Assets	$11,519,506	$11,409,604

Liabilities:
Financing agreements ($5,512,962 and $5,516,005 held at fair value, respectively)	$9,367,218	$9,155,461
Other liabilities	313,884	412,351
Total Liabilities	$9,681,102	$9,567,812

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 102,653 and 102,083 shares issued and outstanding, respectively	1,027	1,021
Additional paid-in capital, in excess of par	3,712,924	3,711,046
Accumulated deficit	(1,883,953)	(1,879,941)
Accumulated other comprehensive income	8,216	9,476
Total Stockholders’ Equity	$1,838,404	$1,841,792
Total Liabilities and Stockholders’ Equity	$11,519,506	$11,409,604
(1)Includes approximately $7.0 billion and $6.9 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at March 31, 2025 and December 31, 2024, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2025	2024
Interest Income:
Residential whole loans	$151,310	$157,665
Securities, at fair value	24,670	12,992
Other interest-earning assets	398	1,163
Cash and cash equivalent investments	4,127	5,011
Interest Income	$180,505	$176,831

Interest Expense:
Asset-backed and other collateralized financing arrangements	$118,431	$123,442
Other interest expense	4,537	5,575
Interest Expense	$122,968	$129,017

Net Interest Income	$57,537	$47,814

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$(145)	$460
Reversal/(Provision) for Credit Losses on Other Assets	—	(1,109)
Net Interest Income after Reversal/(Provision) for Credit Losses	$57,392	$47,165

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$54,380	$(11,513)
Impairment and other net gain/(loss) on securities and other portfolio investments	21,179	(4,776)
Net gain/(loss) on real estate owned	(1,508)	991
Net gain/(loss) on derivatives used for risk management purposes	(31,055)	49,941
Net gain/(loss) on securitized debt measured at fair value through earnings	(21,931)	(22,462)
Lima One mortgage banking income	5,437	7,928
Net realized gain/(loss) on residential whole loans held at carrying value	(539)	418
Other, net	(1,451)	1,875
Other Income/(Loss), net	$24,512	$22,402

Operating and Other Expense:
Compensation and benefits	$23,257	$25,468
Other general and administrative expense	10,291	11,995
Loan servicing, financing and other related costs	7,252	7,042
Amortization of intangible assets	800	800
Operating and Other Expense	$41,600	$45,305

Income/(loss) before income taxes	$40,304	$24,262
Provision for/(benefit from) income taxes	(872)	1,049
Net Income/(Loss)	$41,176	$23,213
Less Preferred Stock Dividend Requirement	$8,219	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$32,957	$14,994

Basic Earnings/(Loss) per Common Share	$0.32	$0.14
Diluted Earnings/(Loss) per Common Share	$0.31	$0.14
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended March 31,
(In Thousands)	2025	2024
Net income/(loss)	$41,176	$23,213
Other Comprehensive Income/(Loss):
Unrealized gains/(losses) on securities available-for-sale	(1,034)	1,828
Reclassification adjustment for securities sales included in net income/(loss)	(226)	—
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—
Other Comprehensive Income/(Loss)	(1,260)	1,828
Comprehensive Income/(Loss) before preferred stock dividends	$39,916	$25,041
Dividends required on preferred stock	(8,219)	(8,219)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$31,697	$16,822
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2025
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	8,000	$80	11,000	$110	102,083	$1,021	$3,711,046	$(1,879,941)	$9,476	$1,841,792
Net income	—	—	—	—	—	—	—	41,176	—	41,176
Issuance of common stock, net of expenses	—	—	—	—	1,081	11	(20)	—	—	(9)
Repurchase of shares of common stock (1)	—	—	—	—	(511)	(5)	(5,189)	—	—	(5,194)
Equity based compensation expense	—	—	—	—	—	—	5,791	—	—	5,791
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	1,296	431	—	1,727
Dividends declared on common stock ($0.36 per share)	—	—	—	—	—	—	—	(36,955)	—	(36,955)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—		—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(445)	—	(445)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,260)	(1,260)
Balance at March 31, 2025	8,000	$80	11,000	$110	102,653	$1,027	$3,712,924	$(1,883,953)	$8,216	$1,838,404
(1)  For the three months ended March 31, 2025 includes approximately $4.9 million (482,079 shares) surrendered for tax purposes related to equity-based compensation awards.

	Three Months Ended March 31, 2024
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
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,
(In Thousands)	2025	2024
Cash Flows From Operating Activities:
Net income/(loss)	$41,176	$23,213
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net (gain)/loss on residential whole loans	(55,757)	11,095
Impairment and other net (gain)/loss on securities and other portfolio investments, net	(21,188)	4,112
Net gain on real estate owned	1,497	(735)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	741	(3,327)
Provision/(reversal of provision) for credit losses on residential whole loans and other assets	145	649
Net (gain)/loss on derivatives used for risk management purposes	44,842	(23,182)
Net (gain)/loss on securitized debt measured at fair value through earnings	18,575	20,169
Net margin received/(paid) for derivatives used for risk management purposes	(83,136)	(5,112)
Net other non-cash (gains)/losses included in net income	12,061	14,103
(Increase)/decrease in other assets	30,747	19,397
Increase/(decrease) in other liabilities	(4,267)	(6,915)
Net cash provided by/(used in) operating activities	$(14,564)	$53,467
Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(607,825)	$(761,214)
Proceeds from sales of residential whole loans	72,261	151,664
Principal payments on residential whole loans and loan related investments	586,807	402,354
Purchases of securities	(299,642)	—
Proceeds from sales of securities and other assets	2,617	—
Principal payments on securities	32,512	8,081
Proceeds from sales of real estate owned	24,308	24,217
Other investing activities	(62,584)	83,496
Net cash provided by/(used in) investing activities	$(251,546)	$(91,402)
Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(406,558)	$(290,021)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	699,300	438,616
Principal payments on other collateralized financing agreements	(444,264)	(576,135)
Proceeds from borrowings under other collateralized financing agreements	341,077	482,499
Payments made for other collateralized financing agreement related costs	(2,154)	(1,340)
Redemption and repurchase of convertible senior notes	—	(39,831)
Proceeds from issuance of senior notes	—	110,626
Proceeds from issuances of common stock, net of expenses	(20)	(20)
Payments made for the repurchase of common stock	(5,189)	(1,491)
Dividends paid on preferred stock	(8,219)	(8,219)
Dividends paid on common stock and dividend equivalents	(35,881)	(35,789)
Net cash provided by/(used in) financing activities	$138,092	$78,895
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(128,018)	$40,960
Cash, cash equivalents and restricted cash at beginning of period	$601,312	$488,211
Cash, cash equivalents and restricted cash at end of period	$473,294	$529,171

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$122,604	$122,746

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$25,448	$19,342
Dividends and dividend equivalents declared and unpaid	$37,400	$36,015
Payable for unsettled investment purchases	$31,048	$—
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025

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

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2025 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2025 should not be construed as indicative of the results to be expected for the full year.

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
MARCH 31, 2025
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition or origination. The Company generally considers accounting for these loans at fair value to be more reflective of the expected pattern of returns from these loans under current economic conditions. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from third-parties that specialize in providing valuations of residential mortgage loans and trading activity observed in the marketplace. Subsequent changes in fair value are reported in current period earnings and presented in Net gain/(loss) on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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
MARCH 31, 2025
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

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $253.7 million and $338.9 million, respectively. At March 31, 2025 and December 31, 2024, the Company had $148.5 million and $217.8 million, respectively, of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, Swaps, consolidated securitization trusts and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements, Swap counterparties and/or trust obligations or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements, Swaps and/or securitizations.  The Company had aggregate restricted cash of $219.6 million and $262.4 million at March 31, 2025 and December 31, 2024, respectively (see Notes 5(e), 6 and 13).
(f)  Goodwill & Intangible Assets

At March 31, 2025 and December 31, 2024, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $4.0 million and $4.8 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through March 31, 2025, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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
MARCH 31, 2025
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
(s)  New Accounting Standards and Interpretations

As of March 31, 2025, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in the first quarter of 2025.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at March 31, 2025 and December 31, 2024 are approximately $8.8 billion and $8.8 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for loans that were 60 or more days delinquent at purchase.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at March 31, 2025 and December 31, 2024:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Business purpose loans:
Single-family transitional loans (1) (2)	$15,593	$22,430	$975,425	$1,078,425	$991,018	$1,100,855
Multifamily transitional loans	—	—	835,049	938,926	835,049	938,926
Single-family rental loans (3)	104,123	108,203	1,208,870	1,248,197	1,312,993	1,356,400
Total Business purpose loans	$119,716	$130,633	$3,019,344	$3,265,548	$3,139,060	$3,396,181
Non-QM loans	695,523	722,392	3,845,030	3,568,694	4,540,553	4,291,086
Legacy RPL/NPL loans	447,246	457,654	614,556	624,895	1,061,802	1,082,549
Other loans	—	—	53,137	52,073	53,137	52,073
Allowance for Credit Losses	(10,194)	(10,665)	—	—	(10,194)	(10,665)
Total Residential whole loans	$1,252,291	$1,300,014	$7,532,067	$7,511,210	$8,784,358	$8,811,224
Number of loans	5,430	5,582	18,586	18,588	24,016	24,170
(1)Includes $397.7 million and $442.4 million of loans collateralized by new construction projects at origination as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes $2.1 million and $0.0 million held-for-sale loans as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, the Company recorded a $0.5 million loss on these loans resulting from adjusting their carrying value to the lower of cost or fair value.
(3)No loans were held-for-sale as of March 31, 2025 and December 31, 2024. For the three months ended March 31, 2024, the Company recorded a $0.5 million gain on loans resulting from their sale, which were held-for-sale as of December 31, 2023.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
The following tables present additional information regarding the Company’s Residential whole loans:

March 31, 2025

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB				60+ Days Past Due %
(Dollars In Thousands)									Past Due Days
								Current	30-59	60-89	90+
Business purpose loans:
Single-family transitional (4)	$990,153	$990,158	$1,006,280	10.43%	5	69%	749	$871,466	$17,161	$11,546	$106,107	11.7%
Multifamily transitional (4)	835,049	835,049	875,125	9.53%	5	65%	750	775,895	21,128	10,448	67,654	8.9%
Single-family rental	1,312,013	1,313,854	1,355,621	6.35%	318	68%	739	1,281,803	19,248	5,376	49,194	4.0%
Total business purpose loans	$3,137,215	$3,139,061	$3,237,026	8.48%		67%		$2,929,164	$57,537	$27,370	$222,955	7.7%
Non-QM loans	4,538,626	4,513,712	4,607,963	6.59%	338	64%	736	4,296,899	133,178	54,605	123,281	3.9%
Legacy RPL/NPL loans	1,055,380	1,072,144	1,196,206	5.14%	250	55%	647	802,461	136,363	41,766	215,616	21.5%
Other loans	53,137	53,137	63,214	3.44%	317	64%	758	63,214	—	—	—	—%
Residential whole loans, total or weighted average	$8,784,358	$8,778,054	$9,104,409	7.07%		64%		$8,091,738	$327,078	$123,741	$561,852	7.5%

December 31, 2024

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB				60+ Days Past Due %
(Dollars In Thousands)									Past Due Days
								Current	30-59	60-89	90+
Business purpose loans:
Single-family transitional (4)	$1,099,466	$1,099,700	$1,106,631	10.44%	5	67%	750	$957,266	$33,393	$15,964	$100,008	10.5%
Multifamily transitional (4)	938,926	938,926	976,964	9.17%	6	64%	751	870,525	20,815	—	85,624	8.8%
Single-family rental	1,356,034	1,355,965	1,416,705	6.36%	321	68%	739	1,346,312	15,661	5,445	49,287	3.9%
Total Business purpose loans	$3,394,426	$3,394,591	$3,500,300	8.43%		67%		$3,174,103	$69,869	$21,409	$234,919	7.3%
Non-QM loans	4,288,961	4,258,298	4,408,660	6.50%	339	64%	735	4,114,436	124,765	50,619	118,840	3.8%
Legacy RPL/NPL loans	1,075,764	1,090,991	1,222,258	5.15%	253	55%	647	831,844	129,081	45,074	216,259	21.4%
Other loans	52,073	52,073	63,614	3.44%	320	65%	758	62,998	616	—	—	—%
Residential whole loans, total or weighted average	$8,811,224	$8,795,953	$9,194,832	7.06%		64%		$8,183,381	$324,331	$117,102	$570,018	7.5%
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
(4)For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $468.4 million and $445.6 million at March 31, 2025 and December 31, 2024, respectively, and certain Multifamily transitional loans, totaling $223.0 million and $252.1 million at March 31, 2025 and December 31, 2024, respectively, an after repaired valuation was not available. For these loans, the weighted average LTV is calculated based on the current unpaid principal balance and the as-is value of the collateral securing the related loan.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
Sales of Residential Whole Loans
During the three months ended March 31, 2025, Single-family rental loans with an unpaid principal balance of $67.6 million were sold, realizing gains, before the impact of economic hedging gains/losses and the reversal of previously recognized unrealized gains, of $1.9 million. Upon sale, the Company reversed $1.2 million of previously recognized unrealized gains, resulting in a net gain of $0.7 million during the first quarter of 2025. During the three months ended March 31, 2024, Non-QM and Single-family rental loans with an unpaid principal balance of $171.0 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses, of $21.7 million. Upon sale, the Company reversed $23.7 million of previously recognized unrealized losses, resulting in a net gain of $2.0 million during the quarter.

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential whole loans, at carrying value:

	Three Months Ended March 31, 2025
(In Thousands)	Single-family transitional loans (1)	Single-family rental loans	Non-QM loans	Legacy RPL/NPL loans (2)	Totals
Allowance for credit losses at December 31, 2024	$1,389	$366	$2,125	$6,785	$10,665
Current provision/(reversal)	(88)	614	(197)	(184)	145
Write-offs	(436)	—	—	(180)	(616)
Allowance for credit losses at March 31, 2025	$865	$980	$1,928	$6,421	$10,194

	Three Months Ended March 31, 2024
(In Thousands)	Single-family transitional loans (1)	Single-family rental loans (3)	Non-QM loans	Legacy RPL/NPL loans (2)	Totals
Allowance for credit losses at December 31, 2023	$2,587	$4,355	$1,871	$11,638	$20,451
Current provision/(reversal)	(472)	228	(190)	(26)	(460)
Write-offs	(416)	59	—	(22)	(379)
Allowance for credit losses at March 31, 2024	$1,699	$4,642	$1,681	$11,590	$19,612
(1)Includes $11.0 million and $21.9 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2025 and 2024, respectively.
(2)Includes $37.0 million and $50.5 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2025 and 2024, respectively.
(3)Includes $10.6 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2024.

Estimates of credit losses under credit losses on financial instruments (“CECL”) are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.
The carrying value of Residential whole loans on nonaccrual status as of March 31, 2025 and December 31, 2024 was $627.0 million and $638.3 million, respectively. During the three months ended March 31, 2025, the Company recognized $2.8 million of interest income on loans on nonaccrual status, including $1.8 million on its portfolio of loans which were non-performing at acquisition. At March 31, 2025 and December 31, 2024, there were approximately $32.6 million and $38.7 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.
During the three months ended March 31, 2025, the Company granted two loan modifications in its carrying value loan portfolio, both with term extensions, and one of them including an interest rate reduction. The combined increase in average life for the loans with term extensions was 196 months. The interest rate reduction was 1.25%. As of March 31, 2025, the carrying value of these loans was approximately $0.16 million. As of March 31, 2025, these loans were not greater than 30 days delinquent.
During the past 12 months, the Company has granted four loan modifications in its carrying value loan portfolio which gave borrowers term extensions, with one of them including an interest rate reduction. The average increase in weighted average life was 131 months, and the interest rate reduction was 1.25%. As of March 31, 2025, the carrying value of these loans was approximately $0.26 million. As of March 31, 2025, these loans were not greater than 30 days delinquent.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
The following table presents certain additional credit-related information regarding our Residential whole loans, at carrying value:

	Amortized Cost Basis by Origination Year and LTV Bands
(In Thousands)	2025 - 2022	2021	Prior	Total
Business purpose loans
LTV <= 80% (1)	$—	$6,572	$108,303	$114,875
LTV > 80% (1)	—	98	4,743	4,841
Total Business purpose loans	$—	$6,670	$113,046	$119,716
Three Months Ended March 31, 2025 Gross write-offs	$—	$—	$436	$436
Non-QM loans
LTV <= 80% (1)	$—	$35,762	$649,632	$685,394
LTV > 80% (1)	—	1,911	8,218	10,129
Total Non-QM loans	$—	$37,673	$657,850	$695,523
Three Months Ended March 31, 2025 Gross write-offs	$—	$—	$—	$—
Legacy RPL/NPL loans
LTV <= 80% (1)	$—	$—	$397,641	$397,641
LTV > 80% (1)	—	—	49,605	49,605
Total Legacy RPL/NPL loans	$—	$—	$447,246	$447,246
Three Months Ended March 31, 2025 Gross write-offs	$—	$—	$179	$179
Total LTV <= 80% (1)	$—	$42,334	$1,155,575	$1,197,910
Total LTV > 80% (1)	—	2,009	62,566	64,575
Total Residential whole loans, at carrying value	$—	$44,343	$1,218,142	$1,262,485
Three Months Ended March 31, 2025 Total Gross write-offs	$—	$—	$615	$615
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

The following table presents vintage information regarding our Residential whole loans, at fair value:

	Fair Value by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Total
Single-family transitional loans	$78,535	$504,716	$285,773	$92,575	$13,788	$38	$975,425
Multifamily transitional loans	—	78,558	401,209	249,335	105,947	—	835,049
Single-family rental loans	37,848	43,127	234,439	525,711	359,963	7,782	1,208,870
Non-QM loans	305,028	1,126,989	636,364	563,034	1,181,994	31,621	3,845,030
Legacy RPL/NPL loans	—	—	—	—	—	614,556	614,556
Other loans	—	—	—	—	53,137	—	53,137
Total Residential whole loans, at fair value	$421,411	$1,753,390	$1,557,785	$1,430,655	$1,714,829	$653,997	$7,532,067

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
The following table presents realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO, recognized in Other, net:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Single-family transitional loans	$(2,173)	$653
Multifamily transitional loans	(169)	(28)
Single-family rental loans	(1,196)	(887)
Non-QM loans	(137)	1
Legacy RPL/NPL loans	(56)	(381)
Other loans	—	—
Total Residential whole loans	$(3,731)	$(642)

The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	March 31, 2025
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Business purpose loans:
Single-family transitional loans	$101,545	$117,653	91%
Multifamily transitional loans	44,925	78,102	80%
Single-family rental loans	43,479	54,570	99%
Total Business purpose loans	$189,949	$250,325
Non-QM loans	174,982	177,886	66%
Legacy RPL/NPL loans	235,775	257,382	63%
Other loans	—	—	—%
Total Residential whole loans	$600,706	$685,593

	December 31, 2024
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Business purpose loans:
Single-family transitional loans	$109,221	$115,972	79%
Multifamily transitional loans	56,970	85,624	79%
Single-family rental loans	42,995	54,732	99%
Total Business purpose loans	$209,186	$256,328
Non-QM loans	166,299	169,459	66%
Legacy RPL/NPL loans	240,356	261,333	63%
Other loans	—	—	—%
Total Residential whole loans	$615,841	$687,120
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
The following tables present the components of interest income on the Company’s Residential whole loans:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In Thousands)	2025	2024	2025	2024	2025	2024
Business purpose loans:
Single-family transitional loans	$1,714	$241	$24,104	$27,777	$25,818	$28,018
Multifamily transitional loans	—	—	19,954	25,198	19,954	25,198
Single-family rental loans	1,900	2,561	20,497	24,541	22,397	27,102
Total Business purpose loans	$3,614	$2,802	$64,555	$77,516	$68,169	$80,318
Non-QM loans	10,086	11,420	55,178	44,441	65,264	55,861
Legacy RPL/NPL loans	7,042	7,479	10,337	13,490	17,379	20,969
Other loans	—	—	498	517	498	517
Total Residential whole loans	$20,742	$21,701	$130,568	$135,964	$151,310	$157,665
The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Business purpose loans:
Single-family transitional loans	$(9,149)	$1,292
Multifamily transitional loans	(1,935)	(2,570)
Single-family rental loans	17,831	(834)
Total Business purpose loans	$6,747	$(2,112)
Non-QM loans	45,196	(2,538)
Legacy RPL/NPL loans	949	(6,301)
Other loans	1,488	(562)
Total Residential whole loans	$54,380	$(11,513)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
4.                   Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

The following table presents certain information regarding the composition of the Company’s Agency MBS portfolio:
March 31, 2025

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$71,277	100.2%	98.2%	$69,967	24	0.6%
5.50% Coupon	1,242,201	99.9%	100.1%	1,242,953	10	5.9%
6.00% Coupon	304,195	100.1%	101.9%	310,007	17	8.2%
6.50% Coupon	24,405	100.4%	103.5%	25,265	18	12.3%
Total	$1,642,078	100.0%	100.4%	$1,648,193	12	6.2%
December 31, 2024

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$71,645	100.2%	96.6%	$69,233	21	3.3%
5.50% Coupon	993,466	100.2%	98.8%	981,796	9	8.2%
6.00% Coupon	313,173	100.1%	100.7%	315,317	14	11.5%
6.50% Coupon	25,607	100.4%	102.7%	26,289	15	36.1%
Total	$1,403,891	100.2%	99.2%	$1,392,635	11	9.2%
(1) Reflects the average of the one month CPR for the number of months the security was held during the most recent three month period.

Term Notes Backed by MSR Collateral

At March 31, 2025 and December 31, 2024, the Company had $54.7 million and $54.6 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At March 31, 2025, these term notes had an amortized cost of $51.6 million, gross unrealized gains of approximately $3.1 million, a weighted average yield of 17.8% and a weighted average term to maturity of 0.59 years. At December 31, 2024, the term notes had an amortized cost of $50.6 million, gross unrealized gains of approximately $3.9 million, a weighted average yield of 14.0% and a weighted average term to maturity of 0.83 years. The issuer of the notes had a one-time option to extend the maturity of the notes for an additional two years, subject to satisfaction of certain conditions, which was exercised in October 2023. The coupon stepped up by 0.75% at the time of the extension.
CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. At March 31, 2025 and December 31, 2024, the Company had $64.5 million and $67.6 million, respectively, of CRT securities. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At March 31, 2025, and December 31, 2024, the Company had $22.9 million and $22.6 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency Eligible investor loans.

The following tables present certain information about the Company’s Agency MBS and other Securities:

March 31, 2025

(In Thousands)	Principal/Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$1,642,078	$5,431	$(6,037)	$—	$1,641,472	$11,619	$(4,898)	$6,721	$1,648,193
Other Securities (2)(3)(4)	143,750	15,812	(5,410)	(23,691)	130,461	11,766	(135)	11,631	142,092
Total residential mortgage securities (2)(3)(4)	$1,785,828	$21,243	$(11,447)	$(23,691)	$1,771,933	$23,385	$(5,033)	$18,352	$1,790,285

December 31, 2024

(In Thousands)	Principal/Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$1,403,891	$5,534	$(3,525)	$—	$1,405,900	$2,318	$(15,583)	$(13,265)	$1,392,635
Other Securities (2)(3)(4)	146,808	14,747	(5,662)	(23,691)	132,202	13,166	(490)	12,676	144,878
Total residential mortgage securities (2)(3)(4)	$1,550,699	$20,281	$(9,187)	$(23,691)	$1,538,102	$15,484	$(16,073)	$(589)	$1,537,513
(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at March 31, 2025 includes CRT securities with a fair value of $51.1 million for which the fair value option has been elected. Such securities had approximately $2.9 million gross unrealized gains and no gross unrealized losses at March 31, 2025. Amounts disclosed at December 31, 2024 include CRT securities with a fair value of $51.5 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $3.2 million and no gross unrealized losses at December 31, 2024.
(4)Amounts disclosed at March 31, 2025 include Non-Agency MBS with a fair value of $22.9 million for which the fair value option has been elected. Such securities had approximately $0.7 million gross unrealized gains and $0.1 million gross unrealized losses at March 31, 2025. Amounts disclosed at December 31, 2024 include Non-Agency MBS with a fair value of $22.6 million for which the fair value option has been elected. Such securities had $0.5 million gross unrealized gains and $0.5 million gross unrealized losses at December 31, 2024.
Sales of Residential Mortgage Securities

During the three months ended March 31, 2025, the Company sold a CRT security for approximately $2.6 million, realizing a gain of $0.2 million. During the three months ended March 31, 2024, there were no sales of residential mortgage securities.
Impairment and Other Net Gain/(Loss) on Securities and Other Portfolio Investments

The following table presents the components of Impairment and other net gain/(loss) on securities and other portfolio investments, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Net unrealized gain/(loss) on securities	$20,201	$(4,112)
Net realized gain/(loss) from the sale of securities	234	—
Impairment of securities	—	—
Total Impairment and other net gain/(loss) on securities	20,435	(4,112)
Net unrealized gain/(loss) on other portfolio investments	753	(664)
Net realized gain/(loss) on other portfolio investments	(9)	—
Total Impairment and other net gain/(loss) on securities and other portfolio investments	$21,179	$(4,776)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities (whose changes in fair value are recorded through OCI) at March 31, 2025.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three months ended March 31, 2025 and 2024.
Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities (whose changes in fair value are recorded through OCI) on its AOCI:

	Three Months Ended March 31,
(In Thousands)	2025	2024
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$9,476	$17,698
Unrealized gain/(loss) on securities available-for-sale	(1,034)	1,828
Reclassification adjustment for MBS sales included in net income	(226)	—
Change in AOCI from AFS securities	(1,260)	1,828
Balance at end of period	$8,216	$19,526

Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Agency MBS
Coupon interest	$20,919	$7,730
Effective yield adjustment (1)(2)	1	(15)
Interest income	$20,920	$7,715
Other MBS
Coupon interest	$1,528	$2,085
Effective yield adjustment (1)(2)	127	30
Interest income	$1,655	$2,115
Term notes backed by MSR collateral
Coupon interest	$1,093	$1,951
Effective yield adjustment (2)	1,002	1,211
Interest income	$2,095	$3,162
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
5.    Other Assets

The following table presents the components of the Company’s Other assets at March 31, 2025 and December 31, 2024:

(In Thousands)	March 31, 2025	December 31, 2024
REO	$130,634	$130,854
Commercial REO	21,158	18,373
Goodwill	61,076	61,076
Intangibles, net (1)	4,000	4,800
Capital contributions made to loan origination partners	17,546	16,793
Commercial loans	7,435	7,435
Interest receivable	104,521	104,395
Other loan related receivables	22,447	21,643
Lease right-of-use asset (2)	35,709	35,461
Other	67,043	58,725
Total Other Assets	$471,569	$459,555
(1) Net of aggregate accumulated amortization of $24.0 million and $23.2 million as of March 31, 2025 and December 31, 2024, respectively.
(2) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).
(a) Real Estate Owned and Commercial REO

The following table summarizes the aggregate carrying value of REO properties by loan source prior to foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement.

(Dollars In Thousands)	March 31, 2025	December 31, 2024
Business purpose loans	$73,150	$71,090
Non-QM loans	2,756	1,278
Legacy RPL/NPL loans	54,728	58,486
Total	$130,634	$130,854
Number of properties	402	416
At March 31, 2025, $130.6 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $47.6 million of residential whole loans held at carrying value and $302.2 million of residential whole loans held at fair value at March 31, 2025.

The following table presents the activity in the Company’s REO for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars In Thousands)	2025	2024
Balance at beginning of period	$130,854	$110,174
Adjustments to record at lower of cost or fair value	(3,213)	(1,267)
Transfer from residential whole loans (1)	25,448	19,342
Purchases and capital improvements, net	136	151
Disposals and other (2)	(22,591)	(22,215)
Balance at end of period	$130,634	$106,185
Number of properties	402	288
(1)During the three months ended March 31, 2025 and 2024, the Company recognized $0.0 million and $(1.1) million of gains / (losses), respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO.
(2)During the three months ended March 31, 2025 and 2024, the Company sold 94 and 73 REO properties for consideration of $24.2 million and $24.2 million, realizing net gains of approximately $1.7 million and $2.0 million, respectively. These amounts are included in Other Income/(Loss), net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
Commercial REO

In the third quarter of 2024, the Company received 75% and 49% interests, respectively, in two VIEs through foreclosure of a multifamily property and a senior living facility underlying delinquent commercial mortgage loans. Each of these entities was determined to be a VIE but the Company was not determined to be the primary beneficiary; as a result, the investments in the entities are considered equity method investments. Each entity accounts for its respective commercial REO property (the “Commercial REO”) similarly to the manner in which the Company accounts for its residential REO. The entities generally do not own any other significant assets or carry any significant liabilities, except that two entities contain properties encumbered by third-party financing. The properties foreclosed in 2024 are considered held-for-investment.

(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One. In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million.
The amortization period for each of the finite lived intangible assets and the activity for the three months ended March 31, 2025 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2024	Amortization Three months ended March 31, 2025	Carrying Value at March 31, 2025	Amortization Period (Years) (1)
Trademarks / Trade Names	$2,600	$(100)	$2,500	10
Customer Relationships	1,000	(500)	500	4
Internally Developed Software	1,200	(200)	1,000	5
Total Identified Intangibles	$4,800	$(800)	$4,000
(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.
(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At March 31, 2025, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $17.5 million, including $2.4 million of common equity (including partnership interests) and $15.1 million of preferred equity.

During the three months ended March 31, 2025 and 2024, there were no impairment charges recorded by the Company on its investments in loan origination partners.

Prior to December 31, 2024, the Company had elected to account for certain of these investments pursuant to the fair value option, where changes in estimated fair value were recorded on the statement of operations. Such changes in estimated fair value resulted in gains (losses) being recorded of $0.8 million during the three months ended March 31, 2025, and $0.0 million during the three months ended March 31, 2024.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(d) Commercial Mortgage Loans

The Company owns two participations in commercial mortgage bridge loans, which are accounted for at fair value under the fair value option, and are classified as Level 3 fair value measurements in the fair value hierarchy. Each of the participations is 75% of the total UPB of the related loans and the remaining interest in each loan was retained by the originator of such loan. The commercial mortgage loans are collateralized by one multifamily property and one office property. The commercial mortgage loans are first liens and bear variable interest rates. The Company has received interests in two of the previously underlying properties, as further described above under “Commercial REO.”
The following table presents certain additional information about the Company’s commercial mortgage loans as of March 31, 2025 and December 31, 2024:

(Dollars In Thousands)	Fair Value / Carrying Value	UPB	Weighted Average Coupon	Weighted Average Term to Maturity (Months)	UPB 60+ Days Delinquent	Weighted Average LTV Ratio
Commercial Loans - March 31, 2025	$7,435	$9,385	11.26%	0	$9,385	82%
Commercial Loans - December 31, 2024	$7,435	$9,385	11.48%	0	$4,875	82%
(e) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At March 31, 2025, none of the Company’s Swaps were designated as hedges for accounting purposes.

Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero.

The following table presents the assets pledged as collateral against the Company’s Swaps:

(In Thousands)	March 31, 2025	December 31, 2024
Agency MBS, at fair value	$43,622	$44,411
Restricted Cash	28,539	16,567

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
At March 31, 2025, the Company had Swaps with an aggregate notional amount of $3.4 billion and an average maturity of approximately 45 months with a maximum term of approximately 114 months. The following table presents information about the Company’s Swaps at March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$450,000	1.16%	4.49%
Over 30 days to 3 months	125,000	2.69	4.41	100,000	1.65	4.49
Over 3 months to 6 months	—	—	—	125,000	2.69	4.49
Over 6 months to 12 months	—	—	—	—	—	—
Over 12 months to 24 months	1,329,500	1.48	4.41	450,000	1.12	4.49
Over 24 months to 36 months	420,500	3.44	4.41	1,045,000	1.84	4.49
Over 36 months to 48 months	24,600	4.28	4.41	24,600	4.28	4.49
Over 48 months to 60 months	770,000	3.41	4.41	574,000	3.28	4.49
Over 60 months to 72 months	—	—	—	—	—	—
Over 72 months	696,250	3.55	4.41	545,150	3.42	4.49
Total Swaps	$3,365,850	2.66%	4.41%	$3,313,750	2.20%	4.49%
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
Impact of Derivative Instruments on Earnings

The following table present the components of Net gain/(loss) on derivatives used for risk management purposes, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Income on swap variable receive leg	$34,078	$44,177
Expense on swap fixed pay leg	(18,824)	(15,086)
Unrealized mark-to-market gain/(loss)	(44,842)	23,182
Net price alignment expense on margin collateral received	(1,467)	(2,332)
Realized gain/(loss) on terminated swaps	—	—
Total Net gain/(loss) on derivatives used for risk management purposes	$(31,055)	$49,941

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
6.      Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at March 31, 2025 and December 31, 2024:

	March 31, 2025
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,348,855	$1,348,106	6.33%	7.2
Agreements with mark-to-market collateral provisions	Securities	1,544,478	1,544,478	4.58%	0.3
Total Agreements with mark-to-market collateral provisions		$2,893,333	$2,892,584	5.43%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	417,281	416,957	6.87%	7.5
Securitized debt	Residential whole loans	5,948,579	5,873,718	5.03%	See Note 14
8.875% Senior Notes due 2029	Unsecured	115,000	111,456	9.83%	46.6
9.00% Senior Notes due 2029	Unsecured	75,000	72,503	9.94%	52.5
Impact of net Swap carry				(0.66)%
Total Financing agreements (2)		$9,449,193	$9,367,218	4.68%

	December 31, 2024
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,321,584	$1,321,043	6.72%	7.9
Agreements with mark-to-market collateral provisions	Securities	1,279,007	1,279,007	5.02%	0.2
Total Agreements with mark-to-market collateral provisions		$2,600,591	$2,600,050	6.01%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	577,231	576,774	7.31%	10.4
Securitized debt	Residential whole loans	5,891,815	5,794,977	4.98%	See Note 14
8.875% Senior Notes due 2029	Unsecured	115,000	111,270	9.83%	49.5
9.00% Senior Notes due 2029	Unsecured	75,000	72,390	9.94%	55.5
Impact of net Swap carry				(1.07)%
Total Financing agreements (2)		$9,259,637	$9,155,461	4.47%
(1)The Company has both financing agreements held at fair value and financing agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At March 31, 2025, the Company had $11.5 million of agreements with mark-to-market collateral provisions held at fair value, $184.4 million of agreements with non-mark-to-market collateral provisions held at fair value, and $5.3 billion of securitized debt held at fair value, with amortized cost bases of $11.5 million, $184.4 million, and $5.3 billion, respectively. At December 31, 2024, the Company had $19.8 million of agreements with mark-to-market collateral provisions held at fair value, $284.8 million of agreements with non-mark-to-market collateral provisions held at fair value, and $5.2 billion of securitized debt held at fair value, with amortized cost bases of $19.8 million, $284.8 million, and $5.3 billion, respectively.
(2)Weighted average cost of funding reflects annualized quarter-to-date interest expense (inclusive of the amortization of deferred financing costs) divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on the Company’s Swaps. For the three months ended March 31, 2025, this decreased the overall funding cost by 66 basis points, and for the three months ended December 31, 2024, this decreased the overall funding cost by 107 basis points. The Company does not allocate the impact of the net carry by type of financing agreement.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of March 31, 2025
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential whole loans	$453,824	$324,785	$259,822	$310,424	$1,348,855
Agreements with mark-to-market collateral provisions	Securities	1,544,478	—	—	—	1,544,478
Total Agreements with mark-to-market collateral provisions		1,998,302	324,785	259,822	310,424	2,893,333
Agreements with non-mark-to-market collateral provisions	Residential whole loans	24,400	161,459	215,641	15,781	417,281
(1)$1.9 billion of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an agreement with mark-to-market collateral provisions with $310.4 million outstanding. The longest maturity date is approximately 20 months.

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at March 31, 2025 and December 31, 2024:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Mark-to-market financing agreements secured by residential whole loans (1)	$1,326,730	$1,295,653
Fair value of residential whole loans pledged as collateral under financing agreements	$1,626,642	$1,608,344
Weighted average haircut on residential whole loans (2)	18.27%	19.24%
Mark-to-market financing agreements secured by securities at fair value	$1,544,478	$1,279,007
Securities at fair value pledged as collateral under financing agreements	$1,631,474	$1,352,918
Weighted average haircut on securities at fair value (2)	4.76%	4.99%
Mark-to-market financing agreements secured by real estate owned	$21,376	$25,390
Fair value of real estate owned pledged as collateral under financing agreements	$63,213	$62,659
Weighted average haircut on real estate owned (2)	49.58%	55.71%
(1)Includes an aggregate of $391.9 million and $394.9 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $495.9 million and $506.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of March 31, 2025 and December 31, 2024, respectively.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at March 31, 2025 and December 31, 2024:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Non-mark-to-market financing secured by residential whole loans	$416,957	$576,774
Fair value of residential whole loans pledged as collateral under financing agreements	$563,491	$740,494
Weighted average haircut on residential whole loans	24.74%	21.40%
Non-mark-to-market financing secured by real estate owned	$—	$—
Fair value of real estate owned pledged as collateral under financing agreements	$—	$—
Weighted average haircut on real estate owned	—%	—%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements including securitized debt, of $25.8 million and $32.1 million at March 31, 2025 and December 31, 2024, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,310,614	5.50%	$3,177,822	5.85%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$3,310,614	5.50%	$3,177,822	5.85%

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 16 and 15 counterparties at March 31, 2025 and December 31, 2024, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2025:

	March 31, 2025
Counterparty	Amount at Risk (1)	Weighted Average Months to Maturity	Percent of Stockholders’ Equity
(Dollars in Thousands)
Wells Fargo	$141,345	4.6	7.69%
Barclays	115,078	2.5	6.26
(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.

(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1)	Total
Assets:
Residential whole loans (2)	$7,022,048	$562,959	$1,135,439	$8,720,446
Securities, at fair value	—	—	1,631,474	1,631,474
Other assets: REO	30,662	—	57,203	87,865
Total	$7,052,710	$562,959	$2,824,116	$10,439,785

	December 31, 2024
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1)	Total
Assets:
Residential whole loans (2)	$6,886,776	$740,260	$1,107,079	$8,734,115
Securities, at fair value	—	—	1,352,918	1,352,918
Other assets: REO	26,934	—	56,505	83,439
Total	$6,913,710	$740,260	$2,516,502	$10,170,472
(1)An aggregate of $25.8 million and $27.1 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financing agreements had also been pledged as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes an aggregate of $391.9 million and $394.9 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $495.9 million and $506.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of March 31, 2025 and December 31, 2024, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at March 31, 2025 and December 31, 2024:

(In Thousands)	March 31, 2025	December 31, 2024
Payable for unsettled investment purchases	$31,048	$63,094
Dividends and dividend equivalents payable	37,404	36,021
Lease liability	41,315	41,050
Accrued interest payable	32,877	33,050
Accrued expenses and other	171,240	239,136
Total Other Liabilities	$313,884	$412,351
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of March 31, 2025, December 31, 2024 or March 31, 2024. As of the date of this filing, the Company’s tax returns for tax years 2021 through 2023 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at March 31, 2025 and December 31, 2024 are presented in the following table:

(In Thousands)	March 31, 2025	December 31, 2024
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$94,092	$89,910
Unrealized mark-to-market, impairments and loss provisions	20,146	18,004
Other realized / unrealized treatment differences	(44,152)	(45,234)
Total deferred tax assets	70,086	62,680
Less: valuation allowance	(70,086)	(62,680)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at March 31, 2025 is dependent on several factors, including generating sufficient taxable income to utilize net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

No net deferred tax benefit was recorded by the Company for the three months ended March 31, 2025 and 2024, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At March 31, 2025, the Company’s federal NOL carryforward from prior years was $354.0 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The following table summarizes the Company’s income tax provision/(benefit) primarily recorded at the Company’s domestic TRS entities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Current provision/(benefit)
Federal	$(724)	$422
State	(148)	111
Total current provision/(benefit)	(872)	533
Deferred provision/(benefit)
Federal	—	399
State	—	117
Total deferred provision/(benefit)	—	516
Total provision/(benefit)	$(872)	$1,049

The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Federal statutory rate	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	(19.7)%	(24.5)%
Other differences in taxable income/(loss) from GAAP	(11.4)%	21.0%
State and local taxes	(0.3)%	(0.2)%
Change in valuation allowance on DTAs	8.2%	(13.9)%
Effective tax rate	(2.2)%	3.4%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the three months ended March 31, 2025 and 2024, the Company recorded an expense in connection with this lease of approximately $1.3 million and $1.3 million, respectively. The original term specified in this lease is approximately fifteen years with a termination date of December 2036 and an option to renew for an additional five years.

The Company recognized total lease expense of $1.8 million, and $1.9 million for the three months ended March 31, 2025 and 2024, respectively, which is included in Other general and administrative expense on the Company’s consolidated statements of operations.

At March 31, 2025, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) for the Company’s lease commitments were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2025 (1)	$4,385
2026	5,132
2027	5,420
2028	5,221
2029	5,151
Thereafter	36,897
Total	$62,206
Present Value Discount	(20,891)
Total Lease Liability (Note 7)	$41,315
(1) Reflects contractual minimum rental payments due for the period from April 01, 2025 through December 31, 2025.

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

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of March 31, 2025, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

(c) Loan Commitments

At March 31, 2025, the Company had unfunded commitments in connection with its Single-family and Multifamily transitional loans of $286.7 million and $47.8 million, respectively (see Note 3). These commitments are subject to certain conditions that the respective borrowers must meet before funding is required. In addition, from time to time, Lima One makes short-term commitments to originate mortgage loans; such commitments were not significant at March 31, 2025.
(d) Guarantee

In connection with one of its investments in a loan origination partner, as of March 31, 2025, the Company has guaranteed up to $51 million of such investee’s warehouse financing. As of March 31, 2025, the Company has not recorded a liability in connection with this guarantee.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2024 through March 31, 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 18, 2025	March 4, 2025	March 31, 2025	$0.46875
November 20, 2024	December 3, 2024	December 31, 2024	0.46875
August 16, 2024	August 30, 2024	September 30, 2024	0.46875
May 21, 2024	June 5, 2024	June 28, 2024	0.46875
February 20, 2024	March 5, 2024	March 28, 2024	0.46875
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
The Company’s Series C Preferred Stock is entitled to receive dividends (i) from and including the original issue date to, but excluding, March 31, 2025, at a fixed rate of 6.50% per year on the $25.00 liquidation preference and (ii) from and after March 31, 2025, at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 5.345% per year of the $25.00 per share liquidation preference before the Company’s common stock is paid any dividends, and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. In light of the discontinuance of the publication of three-month LIBOR after June 2023 and pursuant to the Adjustable Interest Rate (LIBOR) Act and the Federal Reserve’s final rules promulgated thereunder, the three-month CME Term SOFR (Secured Overnight Financing Rate) has replaced three-month LIBOR as the successor base rate and will include an additional spread adjustment of 0.26161% per year based on the recommendation from the Alternative Reference Rate Committee. The three-month CME Term SOFR was 4.29917% on March 27, 2025, the Dividend Determination Date, and the total dividend rate (inclusive of the spreads previously mentioned) for the second quarter of 2025 will be 9.90578%. Dividends on the Series C Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series C Preferred Stock is not redeemable by the Company prior to March 31, 2025, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and upon the occurrence of certain specified change in control transactions. On or after March 31, 2025, the Company may, at its option, subject to certain procedural requirements, redeem any or all of the shares of the Series C

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
Preferred Stock for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date.

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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2024 through March 31, 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 18, 2025	March 4, 2025	March 31, 2025	$0.40625
November 20, 2024	December 3, 2024	December 31, 2024	0.40625
August 16, 2024	August 30, 2024	September 30, 2024	0.40625
May 21, 2024	June 5, 2024	June 28, 2024	0.40625
February 20, 2024	March 5, 2024	March 28, 2024	0.40625
(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2024 through March 31, 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share
March 6, 2025	March 31, 2025	April 30, 2025	$0.36	(1)
December 11, 2024	December 31, 2024	January 31, 2025	0.35
September 12, 2024	September 27, 2024	October 31, 2024	0.35
June 11, 2024	June 28, 2024	July 31, 2024	0.35
March 7, 2024	March 28, 2024	April 30, 2024	0.35
(1) At March 31, 2025, the Company had accrued dividends and dividend equivalents payable of $37.4 million related to the common stock dividend declared on March 6, 2025.
(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 27, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and registered an aggregate of 2.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments. At March 31, 2025, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

The Company did not issue any shares pursuant to its DRSPP during the three months ended March 31, 2025 and 2024. From the inception of the DRSPP in September 2003 through March 31, 2025, the Company issued 8,848,219 shares pursuant to the DRSPP, raising net proceeds of $290.8 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

The Company did not sell any shares of common stock through the ATM Program during the three months ended March 31, 2025 and 2024.

(e)  Stock Repurchase Program

On February 29, 2024, the Company announced its Board had authorized a $200 million stock repurchase program with respect to the Company’s common stock, which will be in effect through the end of 2025.
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

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2025 and 2024. At March 31, 2025, $200 million remained available under the current authorization for the purchase of the Company’s common stock under the stock repurchase program.
(f) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$9,476	$—	$9,476
OCI before reclassifications	(1,034)	—	(1,034)
Amounts reclassified from AOCI	(226)	—	(226)
Net OCI during the period (2)	(1,260)	—	(1,260)
Balance at end of period	$8,216	$—	$8,216
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
11.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2025	2024
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$41,176	$23,213
Dividends declared on preferred stock	(8,219)	(8,219)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(206)	(167)
Net income/(loss) attributable to common stockholders - basic	$32,751	$14,827
Basic weighted average common shares outstanding	103,777	103,173
Basic Earnings/(Loss) per Share	$0.32	$0.14

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$32,751	$14,827
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	—
Interest expense on Convertible Senior Notes	—	—
Net income/(loss) attributable to common stockholders - diluted	$32,751	$14,827
Basic weighted average common shares outstanding	103,777	103,173
Unvested and vested restricted stock units	1,602	2,076
Effect of assumed conversion of Convertible Senior Notes to common shares	—	—
Diluted weighted average common shares outstanding (1)	105,379	105,249
Diluted Earnings/(Loss) per Share	$0.31	$0.14
(1)At March 31, 2025 and 2024, the Company had approximately 800,000 and 478,000 equity instruments outstanding that were excluded from the calculation of diluted EPS for the three months ended March 31, 2025 and 2024, as they were determined to be anti-dilutive. These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $10.37 and $11.25, respectively. These equity instruments may have a dilutive impact on future EPS.
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

Subject to certain exceptions, stock-based awards relating to a maximum of 8.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At March 31, 2025, approximately 3.5 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 6, 2033.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of March 31, 2025 are designated to be settled in shares of the Company’s common stock.  The Company granted 1,453,017 and 1,255,486 RSUs during the three months ended March 31, 2025 and 2024, respectively. There were 262,670 RSUs forfeited during the three months ended March 31, 2025, and 255,890 RSUs forfeited during the three months ended March 31, 2024. There were 482,079 and 129,949 RSUs surrendered to satisfy tax obligations during the three months ended March 31, 2025 and 2024, respectively. All holders of RSUs outstanding at March 31, 2025 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time of settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled.  At March 31, 2025 and December 31, 2024, the Company had unrecognized compensation expense of $13.2 million and $6.3 million, respectively, related to RSUs.  The unrecognized compensation expense at March 31, 2025, is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the three months ended March 31, 2025 and 2024. At March 31, 2025, the Company did not have any unvested shares of restricted common stock outstanding, and no restricted shares vested during the three months ended March 31, 2025 and 2024.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest. The Company made dividend equivalent payments associated with RSU awards of approximately $0.3 million during the three months ended March 31, 2025, and approximately $1.4 million during the three months ended March 31, 2024. In addition, no dividend equivalents rights awarded as separate instruments were granted during the three months ended March 31, 2025 and 2024.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In Thousands)	2025	2024
RSUs	$6,052	$6,243
Total	$6,052	$6,243
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
Security Act of 1974 and, as such, are not funded.  Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses (reversal) related to its Deferred Plans for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Non-employee directors	$100	$106
Total	$100	$106

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2025 and December 31, 2024 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,498	$2,434	$2,734	$2,561
Total	$2,498	$2,434	$2,734	$2,561
(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2025 and December 31, 2024, which had not been distributed through such respective date.

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
MARCH 31, 2025
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
MARCH 31, 2025
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at March 31, 2025

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$53,137	$7,478,930	$7,532,067
Securities, at fair value	—	1,790,285	—	1,790,285
Total assets carried at fair value	$—	$1,843,422	$7,478,930	$9,322,352
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$184,389	$184,389
Agreements with mark-to-market collateral provisions	—	—	11,543	11,543
Securitized debt	—	5,317,030	—	5,317,030
Total liabilities carried at fair value	$—	$5,317,030	$195,932	$5,512,962

Fair Value at December 31, 2024

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$52,073	$7,459,137	$7,511,210
Securities, at fair value	—	1,537,513	—	1,537,513
Total assets carried at fair value	$—	$1,589,586	$7,459,137	$9,048,723
Liabilities:
Agreements with non-mark-to-market collateral provisions	—	—	284,843	284,843
Agreements with mark-to-market collateral provisions	—	—	19,782	19,782
Securitized debt	—	5,211,380	—	5,211,380
Total liabilities carried at fair value	$—	$5,211,380	$304,625	$5,516,005

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three months ended March 31, 2025 and 2024 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended March 31,
(In Thousands)	2025	2024
Balance at beginning of period	$7,459,137	$7,455,729
Purchases and originations	505,691	488,051
Draws	101,170	163,744
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	52,900	10,208
Repayments	(549,218)	(346,564)
Loan sales and repurchases	(70,352)	(159,895)
Transfer to REO	(20,398)	(12,020)
Balance at end of period	$7,478,930	$7,599,253

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
The following table presents additional information for the three months ended March 31, 2025 and 2024 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended March 31,
(In Thousands)	2025	2024
Balance at beginning of period	$284,843	$469,424
Issuances	—	67,942
Payment of principal	(100,454)	(138,317)
Changes in unrealized losses	—	—
Balance at end of period	$184,389	$399,049

The following table presents additional information for the three months ended March 31, 2025 and 2024 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended March 31,
(In Thousands)	2025	2024
Balance at beginning of period	$19,782	$178,864
Issuances	—	—
Payment of principal	(8,239)	(2,105)
Changes in unrealized losses	—	—
Balance at end of period	$11,543	$176,759

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of March 31, 2025 and December 31, 2024, dollars in thousands:

March 31, 2025
Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range
				Min	Max
$7,074,347	Discounted cash flow	Discount rate	7.3%	6.0%	20.0%
		Prepayment rate	14.7%	—%	46.5%
		Default rate	1.6%	—%	54.8%
		Loss severity	12.0%	—%	100.0%
$312,376	Liquidation model	Discount rate	8.5%	8.0%	15.0%
		Annual change in home prices	3.6%	—%	8.7%
		Liquidation timeline (in years)	1.8	0.1	4.5
		Current value of underlying properties (3)	$623	$19	$8,500
$7,386,723
(1)Excludes approximately $92.2 million of Residential whole loans, at fair value, with a UPB of $141.9 million, which were marked-to-market, but not based on a model, at March 31, 2025.
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
$7,414,218
(1)Excludes approximately $44.9 million of Residential whole loans, at fair value, with a UPB of $78.2 million, which were marked-to-market, but not based on a model at December 31, 2024.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024:

	March 31, 2025	March 31, 2025		December 31, 2024
(In Thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential whole loans	3	$8,731,221	$8,724,917	$8,759,151	$8,743,881
Residential whole loans	2	53,137	53,137	52,073	52,073
Securities, at fair value	2	1,790,285	1,790,285	1,537,513	1,537,513
Cash and cash equivalents	1	253,713	253,713	338,931	338,931
Restricted cash	1	219,581	219,581	262,381	262,381
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	416,957	417,281	576,774	577,231
Financing agreements with mark-to-market collateral provisions	3	1,348,106	1,348,855	1,321,041	1,321,584
Financing agreements with mark-to-market collateral provisions	2	1,544,478	1,544,478	1,279,007	1,279,007
Securitized debt	2	5,873,718	5,810,591	5,794,977	5,724,702
8.875% Senior Notes	2	111,456	114,018	111,270	115,720
9.00% Senior Notes	2	72,503	75,128	72,390	75,218
(1)Carrying value of securitized debt, Convertible Senior Notes, 8.875% Senior Notes, 9.00% Senior Notes, and certain repurchase agreements is net of associated debt issuance costs.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO and Commercial REO (see Note 5) at the lower of the current carrying amount or fair value less estimated selling costs. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

REO - During the three months ended March 31, 2025 and 2024, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $25.4 million and $19.3 million, respectively, at the time of foreclosure. During the first quarter of 2025, the Company reclassified an REO property originally classified as held for investment to held for sale status and marked it down to its estimated fair value, less estimated cost to sell, of $1.9 million.

Commercial REO - At December 31, 2023, the Company held one property which is considered Commercial REO. In the first quarter of 2024, this Commercial REO property’s estimated fair value, less estimated cost to sell, was updated to $33.3 million (from $34.2 million), of which the Company’s 75% interest was $25.0 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of March 31, 2025 and December 31, 2024:

(Dollars in Thousands)	March 31, 2025		December 31, 2024
Aggregate unpaid principal balance of residential whole loans sold	$10,229,681		$9,924,643
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$8,938,397		$8,655,017
Outstanding amount of Senior Bonds, at carrying value	$556,688	(1)	$583,597	(1)
Outstanding amount of Senior Bonds, at fair value	$5,317,030		$5,211,380
Outstanding amount of Senior Bonds, total	$5,873,718		$5,794,977
Weighted average fixed rate for Senior Bonds issued	5.07%	(2)	5.02%	(2)
Weighted average contractual maturity of Senior Bonds	36 years	(2)	36 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$1,243,687		$1,222,029
Cash received	$8,857,447		$8,574,069
(1)Net of $1.1 million and $1.1 million of deferred financing costs at March 31, 2025 and December 31, 2024, respectively.
(2)At March 31, 2025 and December 31, 2024, $4.3 billion and $4.2 billion, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 150, or 300 basis points or more at defined dates ranging from 30 months, up to 48 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three months ended March 31, 2025, the Company issued Senior Bonds with a current face of $283.4 million to third-party investors for proceeds of $283.4 million before offering costs and accrued interest. During the three months ended March 31, 2024, the Company issued Senior Bonds with a current face of $160.0 million to third-party investors for proceeds of $160.0 million before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended March 31, 2025 and March 31, 2024 are included in Financing agreements on the Company’s consolidated balance sheets (see Note 6).

As of March 31, 2025 and December 31, 2024, as a result of the transactions described above, securitized loans of approximately $7.0 billion and $6.9 billion are included in Residential whole loans and REO with a carrying value of approximately $30.7 million and $26.9 million are included in Other assets on the Company’s consolidated balance sheets, respectively. As of March 31, 2025 and December 31, 2024, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $5.9 billion

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
and $5.8 billion, respectively.  These Senior Bonds are disclosed as Securitized debt and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The Company also has interests in certain entities which are deemed to be VIEs that hold commercial property (see Note 5). The Company’s maximum exposure to loss with respect to these entities is their carrying value, which aggregated $18.4 million at December 31, 2024.

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024 are a total of $8.8 billion and $8.8 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
15. Segment Reporting

At March 31, 2025, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured senior notes (see Note 6), securitization issuance costs, and preferred stock dividends. The Company’s segments are managed by its “chief operating decision maker” or “CODM” as defined under GAAP; the Company’s CODM is its Chief Executive Officer. The CODM utilizes the segment reporting as part of their analysis of relative segment performance in deciding where to focus resources to enhance the Company’s future performance.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended March 31, 2025
Interest Income	$112,767	$65,272	$2,466	$180,505
Interest Expense	77,361	41,070	4,537	122,968
Net Interest Income/(Expense)	$35,406	$24,202	$(2,071)	$57,537
Reversal/(Provision) for Credit Losses on Residential Whole Loans	(145)	—	—	(145)
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$35,261	$24,202	$(2,071)	$57,392

Net gain/(loss) on residential whole loans measured at fair value through earnings	$48,663	$5,717	$—	$54,380
Impairment and other net gain/(loss) on securities and other portfolio investments	20,435	(9)	753	21,179
Net gain/(loss) on real estate owned	69	(1,577)	—	(1,508)
Net gain/(loss) on derivatives used for risk management purposes	(25,562)	(5,493)	—	(31,055)
Net gain/(loss) on securitized debt measured at fair value through earnings	(17,149)	(4,782)	—	(21,931)
Lima One mortgage banking income	—	5,437	—	5,437
Net realized gain/(loss) on residential whole loans held at carrying value	(539)	—	—	(539)
Other, net	(745)	(1,996)	1,290	(1,451)
Other Income/(Loss), net	$25,172	$(2,703)	$2,043	$24,512

Compensation and benefits	$—	$9,793	$13,464	$23,257
Other general and administrative expense	8	4,376	5,907	10,291
Loan servicing, financing and other related costs	4,243	1,148	1,861	7,252
Amortization of intangible assets	—	800	—	800
Income/(loss) before income taxes	$56,182	$5,382	$(21,260)	$40,304
Provision for/(benefit from) income taxes	—	—	(872)	(872)
Net Income/(Loss)	$56,182	$5,382	$(20,388)	$41,176

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$56,182	$5,382	$(28,607)	$32,957

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended March 31, 2024
Interest Income	$95,400	$78,089	$3,342	$176,831
Interest Expense	66,852	56,590	5,575	129,017
Net Interest Income/(Expense)	$28,548	$21,499	$(2,233)	$47,814
Reversal/(Provision) for Credit Losses on Residential Whole Loans	460	—	—	460
Provision for Credit Losses on Other Assets	(1,109)	—	—	(1,109)
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$27,899	$21,499	$(2,233)	$47,165

Net gain/(loss) on residential whole loans measured at fair value through earnings	$(8,699)	$(2,814)	$—	$(11,513)
Impairment and other net gain/(loss) on securities and other portfolio investments	(4,776)	—	—	(4,776)
Net gain/(loss) on real estate owned	1,256	(265)	—	991
Net gain/(loss) on derivatives used for risk management purposes	36,158	13,783	—	49,941
Net gain/(loss) on securitized debt measured at fair value through earnings	(11,576)	(10,886)	—	(22,462)
Lima One mortgage banking income	—	7,928	—	7,928
Net realized gain/(loss) on residential whole loans held at carrying value	418	—	—	418
Other, net	959	504	412	1,875
Other Income/(Loss), net	$13,740	$8,250	$412	$22,402

Compensation and benefits	$—	$12,124	$13,344	$25,468
Other general and administrative expense	6	5,637	6,352	11,995
Loan servicing, financing and other related costs	5,270	519	1,253	7,042
Amortization of intangible assets	—	800	—	800
Income/(loss) before income taxes	$36,363	$10,669	$(22,770)	$24,262
Provision for/(benefit from) income taxes	—	—	1,049	1,049
Net Income/(Loss)	$36,363	$10,669	$(23,819)	$23,213

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$36,363	$10,669	$(32,038)	$14,994

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
March 31, 2025
Total Assets	$7,874,033	$3,332,561	$312,912	$11,519,506

December 31, 2024
Total Assets	$7,395,925	$3,632,472	$381,207	$11,409,604

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
MARCH 31, 2025
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

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2024.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Among the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements that we make are: general economic developments and trends, including the current tensions in international trade, and the performance of the labor, housing, real estate, mortgage finance and broader financial markets; inflation, increases in interest rates and changes in the market (i.e., fair) value of our residential whole loans, MBS, securitized debt and other assets, as well as changes in the value of our liabilities accounted for at fair value through earnings; the effectiveness of hedging transactions; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business (including as a result of the current U.S. Presidential administration); our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the “Investment Company Act”), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; targeted or expected returns on our investments in recently-originated mortgage loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing costs associated with such investments; risks associated with the ongoing operation of Lima One Holdings, LLC (including, without limitation, industry competition, unanticipated expenditures relating to or liabilities arising from its operation (including, among other things, a failure to realize management’s assumptions regarding expected growth in Business purpose loan (BPL) origination volumes and credit risks underlying BPLs, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the BPLs originated by Lima One)); expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators; risks associated with investing in real estate assets generally, including changes in business conditions and the general economy; and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC.  These forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At March 31, 2025, we had total assets of approximately $11.5 billion, of which $8.8 billion, or 76%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”), (iii) short-term business purpose loans collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans”) (collectively, with Single-family transitional loans, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iv) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans” and, collectively with Transitional loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans,” which are included in “Other loans”). In addition, at March 31, 2025, we had approximately $1.8 billion or 16% of total assets invested in investments in securities, including Agency MBS, Term notes backed by MSR collateral, CRT securities and Non-Agency MBS.

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

With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of certain of our residential mortgage assets and securitized debt to decline; (iii) coupons on our adjustable-rate assets to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our assets to decline, thereby slowing the amortization of purchase premiums and the accretion of our purchase discounts, and slowing our ability to redeploy capital to generally higher yielding investments; and (v) the value of our derivative hedging instruments, if any, to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings to decrease; (ii) the value of certain of our residential mortgage assets and securitized debt, to increase; (iii) coupons on our adjustable-rate assets, on a delayed basis, to lower interest rates; (iv) prepayments on our assets to increase, thereby accelerating the amortization of purchase premiums and the accretion of our purchase discounts, and accelerating the redeployment of our capital to generally lower yielding investments; and (v) the value of our derivative hedging instruments, if any, to decrease.  Further, changes in credit spreads will also impact the valuation of our residential whole loans and securitized debt, which could result in volatility in GAAP earnings. In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.
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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR presents the annualized constant rate of principal repayment in excess of scheduled principal amortization. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended March 31, 2025, the average CPRs on certain of our loan portfolios were: 13.1% for Non-QM loans, 11.0% for Single-family rental loans, and 6.4% for Legacy RPL/NPL loans. In addition, for the three months ended March 31, 2025, the repayment rate (which includes both scheduled and unscheduled repayments of principal) was 63.0% for our Single-family transitional loans and 36.9% for our Multifamily transitional loans.

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

Recent Market Conditions and Our Strategy

During the first quarter of 2025, fixed-income markets again experienced significant volatility as investors reacted to economic uncertainty related to changing expectations of inflation, economic growth, labor market strength, changes to trade policy, and the implementation of earlier announced tariffs shortly after quarter-end and the ensuing uncertainty and tension. Despite this volatility, fixed-income markets delivered strong returns with the Bloomberg US Aggregate Index returning 2.78% for the first quarter, as Treasury rates moved lower across the yield curve while credit spreads generally widened modestly. During the quarter, we were able to add $875 million of our target assets at attractive yields. These additions included approximately $383 million of Non-QM loans, approximately $223 million of funded originations of Business purpose loans and draws on existing Transitional loans by Lima One, and approximately $268 million of Agency MBS. During the quarter we executed one securitization and issued $283 million of securitized debt.

During the quarter we generated GAAP earnings per share (or EPS) of $0.32 per basic common share and Distributable earnings, a non-GAAP financial measure that excludes the impact of fair value changes and certain other items, of $0.29 per basic common share. At March 31, 2025, our GAAP book value was $13.28 and our Economic book value, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $13.84 per common share, each representing decreases of less than 1% as compared to December 31, 2024. During the quarter, we increased the dividend on our common stock from $0.35 per common share to $0.36 per common share, an increase that reflects our Board’s confidence in the earnings power of our portfolio.

For the quarter, our Lima One subsidiary originated Business purpose loans with a maximum unpaid principal balance of $213 million, a decrease from the $236 million originated in the fourth quarter of 2024. During the quarter, we made significant progress in augmenting Lima One’s sales force, made several key hires in leadership positions, and continued to enhance Lima One’s technology platform, including a new borrower portal. During the quarter, Lima One sold recently originated Single-family rental loans with an unpaid principal balance of $67.6 million to third parties and realized gains of $1.9 million. We believe that these sales to third parties help to strengthen Lima One’s franchise value, create additional distribution channels to accommodate future growth, and enhance returns.

For additional information regarding the calculation of Distributable earnings and Economic book value per share, including a reconciliation to GAAP Net Income and GAAP book value per share, respectively, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

First quarter 2025 portfolio activity and impact on financial results

At March 31, 2025, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value, was approximately $10.7 billion, compared to $10.5 billion at December 31, 2024.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended March 31, 2025:

(In Millions)	December 31, 2024	Runoff (1)	Acquisitions & Originations (2)	Other (3)	March 31, 2025	Change
Residential whole loans and REO	$8,942	$(613)	$607	$(21)	$8,915	$(27)
Securities, at fair value	1,538	(32)	268	16	1,790	252
Totals	$10,480	$(645)	$875	$(5)	$10,705	$225
(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Transitional loans.
(3)    Primarily includes sales, changes in fair value and changes in the allowance for credit losses.

At March 31, 2025, our total recorded investment in residential whole loans and REO was $8.9 billion, or 83.3% of our residential mortgage asset portfolio. Of this amount, $4.5 billion are Non-QM loans, $1.3 billion are Single-family rental loans,$1.0 billion are Single-family transitional loans, $0.8 billion are Multifamily transitional loans and $1.1 billion are Legacy RPL/NPL loans. Loan acquisition activity of $606.9 million for the three months ended March 31, 2025 included $161.9 million of Single-family transitional loans (including draws), $383.4 million of Non-QM loans, $55.5 million of Single-family rental loans and $6.1 million of Multifamily transitional loans (including draws). For the three months ended March 31, 2025, we recognized approximately $151.3 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 6.77%, with Single-family transitional loans generating an effective yield of 9.77%, Multifamily transitional loans generating an effective yield of 8.67%, Single-family rental loans generating an effective yield of 6.42%, Non-QM loans generating an effective yield of 5.78% and Legacy RPL/NPL loans generating an effective yield of 7.01%. Since the second quarter of 2021 we have elected the fair value option for all loan acquisitions, and 86% of our total loan portfolio is measured at fair value through earnings. Included in earnings in Other Income/(Loss), net are net gains/losses on these loans of $54.4 million for the three months ended March 31, 2025. At March 31, 2025 and December 31, 2024, we had REO with an aggregate carrying value of $130.6 million and $130.9 million, respectively, which is included in Other assets on our consolidated balance sheets.

At March 31, 2025, we held $1.8 billion of Securities, at fair value, including $1.6 billion of Agency MBS, $54.7 million of MSR-related assets, $64.5 million of CRT securities and $22.9 million of Non-Agency MBS. For the three months ended March 31, 2025, there were $267.6 million purchases of Agency MBS securities and we sold a CRT security for $2.4 million. The net yield on our Securities, at fair value was 6.07% for the three months ended March 31, 2025, compared to 6.05% for the three months ended December 31, 2024.

For the three months ended March 31, 2025, we recorded a provision for credit losses on residential whole loans held at carrying value of $0.1 million. The total allowance for credit losses recorded on residential whole loans held at carrying value at March 31, 2025 was $10.2 million.
During the first quarter of 2025, we completed one securitization collateralized by $305.0 million UPB of Non-QM loans. This securitization provided longer term, non-recourse, non-mark-to-market financing. During the quarter, interest rates exhibited significant volatility, but ended the quarter lower, while credit spreads widened modestly. The net impact of interest rate fluctuations resulted in net mark-to-market gains on the GAAP value of our investment portfolio. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $13.28 as of March 31, 2025. Book value per common share was $13.39 as of December 31, 2024. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $13.84 as of March 31, 2025, a decrease from $13.93 as of December 31, 2024. The decrease in GAAP book value during the first quarter of 2025 primarily reflects dividends declared on our common stock in excess of GAAP comprehensive income. The modest decrease in Economic book value during the first quarter of 2025 primarily reflects dividends declared on our common stock in excess of GAAP earnings. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Information About Our Assets

The table below presents certain information about our asset allocation at March 31, 2025:

ASSET ALLOCATION

(Dollars in Millions)	Business purpose loans		Non-QM loans		Legacy RPL/NPL loans		Securities, at fair value		Other, net (1)	Total
Asset Amount	$3,137		$4,539		$1,055		$1,790		$716	$11,237
Receivable/(Payable) for Unsettled Transactions	—		—		—		(31)		—	(31)
Financing Agreements with Non-mark-to-market Collateral Provisions	(417)		—		—		—		—	(417)
Financing Agreements with Mark-to-market Collateral Provisions	(583)		(650)		(50)		(1,544)		(66)	(2,893)
Securitized Debt	(1,613)		(3,358)		(900)		—		(3)	(5,874)
Senior Notes	—		—		—		—		(184)	(184)
Net Equity Allocated	$524		$531		$105		$215		$463	$1,838
Debt/Net Equity Ratio (2)	5.0	x	7.5	x	9.0	x	7.3	x		5.1	x
(1)Includes $253.7 million of cash and cash equivalents, $219.6 million of restricted cash, $53.1 million of Other loans and $17.5 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(2)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at March 31, 2025. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Business purpose loans (1)	Non-QM loans (2)	Legacy RPL/NPL loans (3)	Other loans
Amount due:
Within one year	$1,615,348	$—	$2,060	$—
After one year:
Over one to five years	228,383	—	8,282	—
Over five years	1,295,329	4,540,553	1,051,460	53,137
Total due after one year	$1,523,712	$4,540,553	$1,059,742	$53,137
Total residential whole loans	$3,139,060	$4,540,553	$1,061,802	$53,137
(1)Excludes an allowance for credit losses of $1.8 million at March 31, 2025.
(2)Excludes an allowance for credit losses of $1.9 million at March 31, 2025.
(3)Excludes an allowance for credit losses of $6.4 million at March 31, 2025.

The following table presents, at March 31, 2025, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Business purpose loans (1) (2)	Non-QM loans (1) (2)	Legacy RPL/NPL loans (1) (2)	Other loans
Interest rates:
Fixed	$1,192,506	$3,766,015	$871,770	$53,137
Adjustable	331,207	774,537	187,973	—
Total	$1,523,712	$4,540,553	$1,059,742	$53,137
(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of March 31, 2025.
(2)Excludes an allowance for credit losses.
Our Transitional loans contain various contractual extension features, typically ranging from three to twenty-four months subject to certain conditions, generally including our consent. Transitional loans are generally only extended if the loan is current and in compliance with various other loan terms. Given the short duration of our Transitional loans, maturity extensions are a regular occurrence, irrespective of market conditions. At March 31, 2025, approximately 30% of our Multifamily transitional loans and 30% of our Single-family transitional loans held as of period end had been extended.

For additional information regarding our residential whole loan portfolios, including information about delinquency trends, see Note 3 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at March 31, 2025 and December 31, 2024:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Agency MBS
Face/Par	$1,642,078	$1,403,891
Fair Value	1,648,193	1,392,635
Amortized Cost	1,641,472	1,405,900
Weighted average yield (1)	5.60%	5.45%
Weighted average time to maturity	29.0 years	29.1 years

Term notes backed by MSR collateral
Face/Par	$55,000	$55,000
Fair Value	54,725	54,588
Amortized Cost	51,640	50,639
Weighted average yield (1)	17.76%	13.95%
Weighted average time to maturity	0.6 years	0.8 years

CRT Securities
Face/Par	$61,885	$64,602
Fair Value	64,455	67,642
Amortized Cost	56,427	58,930
Weighted average yield (1)	9.26%	9.35%
Weighted average time to maturity	14.3 years	15.0 years

Non-Agency MBS
Face/Par	$26,865	$27,206
Fair Value	22,912	22,648
Amortized Cost	22,394	22,633
Weighted average yield (1)	5.67%	5.67%
Weighted average time to maturity	26.5 years	26.8 years
(1)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at March 31, 2025 and December 31, 2024.

Tax Considerations

Current period estimated taxable income

We estimate that for the three months ended March 31, 2025, our REIT taxable income was approximately $37.8 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the three months ended March 31, 2025, our net TRS taxable income (loss) will be $(16.5) million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future tax years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

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

In addition, certain court rulings may call into question the CFPB’s authority and other rules promulgated during CFPB’s self-funding structure. For example, in October 2022, the Fifth Circuit Court of Appeals issued an opinion in Community Financial

Services Association of America, et al. v. Consumer Financial Protection Bureau, et al., concluding that the CFPB’s funding structure unconstitutionally violates the Appropriations Clause of the U.S. Constitution, and vacated the payday lending rule that was the subject of challenge. On May 16, 2024, the Supreme Court reversed the Fifth Circuit's decision in the Community Financial case and upheld the CFPB’s funding mechanism as constitutionally permissible. However, future litigation and court rulings may still cast uncertainty on the CFPB’s authority and funding mechanism. Any such uncertainty could adversely impact the cash flow on mortgage loans.

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

Results of Operations

Quarter Ended March 31, 2025 Compared to the Quarter Ended December 31, 2024

The following table summarizes the changes in our results of operations for the three months ended March 31, 2025 compared to the three months ended December 31, 2024.

	Three Months Ended
(In Thousands, Except Per Share Amounts)	March 31, 2025	December 31, 2024	QoQ Change
Interest Income:
Residential whole loans	$151,310	$152,768	$(1,458)
Securities, at fair value	24,670	19,746	4,924
Other interest-earning assets	398	717	(319)
Cash and cash equivalent investments	4,127	5,097	(970)
Interest Income	$180,505	$178,328	$2,177

Interest Expense:
Asset-backed and other collateralized financing arrangements	$118,431	$122,996	$(4,565)
Other interest expense	4,537	4,530	7
Interest Expense	$122,968	$127,526	$(4,558)

Net Interest Income	$57,537	$50,802	$6,735

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$(145)	$(398)	$253
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—
Net Interest Income after Reversal/(Provision) for Credit Losses	$57,392	$50,404	$6,988

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$54,380	$(102,339)	$156,719
Impairment and other net gain/(loss) on securities and other portfolio investments	21,179	(26,179)	47,358
Net gain/(loss) on real estate owned	(1,508)	24	(1,532)
Net gain/(loss) on derivatives used for risk management purposes	(31,055)	69,293	(100,348)
Net gain/(loss) on securitized debt measured at fair value through earnings	(21,931)	43,564	(65,495)
Lima One mortgage banking income	5,437	8,477	(3,040)
Net realized gain/(loss) on residential whole loans held at carrying value	(539)	$—	(539)
Other, net	(1,451)	52	(1,503)
Other Income/(Loss), net	$24,512	$(7,108)	$31,620

Operating and Other Expense:
Compensation and benefits	$23,257	$18,021	$5,236
Other general and administrative expense	10,291	9,993	298
Loan servicing, financing and other related costs	7,252	11,044	(3,792)
Amortization of intangible assets	800	800	—
Operating and Other Expense	$41,600	$39,858	$1,742

Income/(loss) before income taxes	$40,304	$3,438	$36,866
Provision for/(benefit from) income taxes	(872)	(2,471)	1,599
Net Income/(Loss)	$41,176	$5,909	$35,267
Less Preferred Stock Dividend Requirement	$8,219	$8,219	$—
Net Income/(Loss) Available to Common Stock and Participating Securities	$32,957	$(2,310)	$35,267

Basic Earnings/(Loss) per Common Share	$0.32	$(0.02)	$0.34
Diluted Earnings/(Loss) per Common Share	$0.31	$(0.02)	$0.33

General

For the first quarter of 2025, we had net income available to our common stock and participating securities of $33.0 million, or $0.32 per basic common share and $0.31 per diluted common share, compared to net loss available to common stock and participating securities of $(2.3) million, or $(0.02) per basic and diluted common share, for the fourth quarter of 2024. The increase in net income available to common stock and participating securities in the current period primarily reflects an increase in Other income/(loss), net of $24.5 million for the current quarter compared to an Other income/(loss), net of $(7.1) million in the immediately prior quarter, as well as higher Net Interest Income, partially offset by higher Operating and Other Expense and a lower benefit from income taxes.

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

For the first quarter of 2025, our net interest spread and margin (including the impact of swaps) were 1.84% and 2.63%, respectively, compared to a net interest spread and margin (including the impact of swaps) of 1.99% and 2.76%, respectively, for the fourth quarter of 2024. Our net interest income increased by $6.7 million and was $57.5 million for the first quarter of 2025, compared to $50.8 million for the fourth quarter of 2024. For the first quarter of 2025, net interest income, which does not include the benefit of swap carry, includes higher net interest income from our residential whole loan portfolio of $4.4 million, compared to the fourth quarter of 2024, primarily due to lower average balances of, and rates on, our financing agreements and an increase in yields on our residential whole loan portfolio, partially offset by lower average balance of our residential whole loan portfolio and higher average balances of and rates on our securitized debt. Net interest income for the first quarter of 2025 also includes higher net interest income from our Securities, at fair value portfolio of $3.4 million, compared to the fourth quarter of 2024, primarily due to higher average balances of our securities portfolio and lower rates on securities repurchase agreements, partially offset by higher average balances of our securities repurchase agreements. In addition, the first quarter of 2025 had lower interest income of approximately $1.3 million from cash and cash equivalents and other interest earnings assets, as compared to the fourth quarter of 2024.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2025 and December 31, 2024. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the average balance of the related liabilities, for the periods shown. The yields and costs may include premium amortization and discount accretion which are considered adjustments to interest income or expense.

	Three Months Ended March 31, 2025			Three Months Ended December 31, 2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,945,010	$151,310	6.77%	$9,186,036	$152,768	6.65%
Securities, at fair value	1,625,980	24,670	6.07	1,304,837	19,746	6.05
Cash and cash equivalents (2)	496,435	4,127	3.33	550,019	5,097	3.71
Other interest-earning assets	7,435	398	21.41	8,959	717	32.01
Total interest-earning assets	11,074,860	180,505	6.52	11,049,851	178,328	6.46

Liabilities:
Interest-bearing liabilities:
Securitized debt (3)	$5,808,655	$72,985	5.03%	$5,623,421	$69,959	4.98%
Collateralized financing agreements (4)	3,217,776	45,446	5.65	3,321,754	53,037	6.25
8.875% Senior Notes	111,333	2,737	9.83	111,151	2,733	9.84
9.00% Senior Notes	72,429	1,800	9.94	72,318	1,797	9.94
Total interest-bearing liabilities	9,210,193	122,968	5.34	9,128,644	127,526	5.54
Net interest income/net interest rate spread (5)		57,537	1.18		50,802	0.92
Impact of net Swap carry (6)		15,254	0.66		24,877	1.07
Net interest rate spread (including the impact of Swaps)		$72,791	1.84%		$75,679	1.99%
Net interest-earning assets/net interest margin (7)	$1,864,667		2.63%	$1,921,207		2.76%
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
(3)Includes both securitized debt, at carrying value, and securitized debt, at fair value.
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

	Three Months Ended March 31, 2025
	Compared to
	Three Months Ended December 31, 2024
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(4,130)	$2,672	$(1,458)
Securities, at fair value	4,858	66	4,924
Cash and cash equivalents	(467)	(503)	(970)
Other interest earning assets	(108)	(211)	(319)
Total net change in income from interest-earning assets	$153	$2,024	$2,177

Interest-bearing liabilities:
Securitized debt	2,319	707	3,026
Residential whole loan financing agreements	$(6,547)	$(2,320)	$(8,867)
Securities, at fair value repurchase agreements	2,905	(1,420)	1,485
REO financing agreements	(178)	(31)	(209)
Convertible Senior Notes	—	—	—
8.875% Senior Notes	4	—	4
9.00% Senior Notes	3	—	3
Total net change in expense of interest-bearing liabilities	$(1,494)	$(3,064)	$(4,558)
Net change in net interest income	$1,647	$5,088	$6,735

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)
March 31, 2025	1.84%	2.63%
December 31, 2024	1.99	2.76
September 30, 2024	2.18	3.00
June 30, 2024	2.16	3.01
March 31, 2024	2.06	2.88
(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net swap income or expense).
(2)Reflects annualized net interest income (including net swap income or expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Business Purpose Loans
Net Yield (1)	8.09%	7.73%	7.91%	7.99%	7.66%
Cost of Funding (2)	5.70%	5.59%	5.65%	5.80%	5.67%
Net Interest Spread	2.39%	2.14%	2.26%	2.19%	1.99%
Non-QM Loans
Net Yield (1)	5.78%	5.63%	5.47%	5.49%	5.39%
Cost of Funding (2)	4.31%	3.76%	3.47%	3.55%	3.44%
Net Interest Spread	1.47%	1.87%	2.00%	1.94%	1.95%
Legacy RPL/NPL Loans
Net Yield (1)	7.01%	7.52%	7.75%	8.72%	7.62%
Cost of Funding (2)	3.93%	4.04%	4.08%	3.70%	3.44%
Net Interest Spread	3.08%	3.48%	3.67%	5.02%	4.18%
Total Residential Whole Loans
Net Yield (1)	6.77%	6.65%	6.74%	6.92%	6.63%
Cost of Funding (2)	4.76%	4.50%	4.45%	4.54%	4.43%
Net Interest Spread	2.01%	2.15%	2.29%	2.38%	2.20%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps and, accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended March 31, 2025, this decreased the overall funding cost by 60 basis points for our Residential whole loans, 45 basis points for our Business purpose loans, 77 basis points for our Non-QM loans, and 31 basis points for our Legacy RPL/NPL loans. For the quarter ended December 31, 2024, this decreased the overall funding cost by 101 basis points for our Residential whole loans, 80 basis points for our Business purpose loans, 136 basis points for our Non-QM loans, and 19 basis points for our Legacy RPL/NPL loans. For the quarter ended September 30, 2024, this decreased the overall funding cost by 131 basis points for our Residential whole loans, 101 basis points for our Business purpose loans, 175 basis points for our Non-QM loans, and 56 basis points for our Legacy RPL/NPL loans. For the quarter ended June 30, 2024, this decreased the overall funding cost by 128 basis points for our Residential whole loans, 92 basis points for our Business purpose loans, 163 basis points for our Non-QM loans, and 107 basis points for our Legacy RPL/NPL loans. For the quarter ended March 31, 2024, this decreased the overall funding cost by 132 basis points for our Residential whole loans, 99 basis points for our Business purpose loans, 168 basis points for our Non-QM loans, and 107 basis points for our Legacy RPL/NPL loans.

The following table presents the components of the net interest spread earned on our Securities for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread
March 31, 2025	6.07%	3.50%	2.57%
December 31, 2024	6.05	3.34	2.71
September 30, 2024	6.48	3.94	2.54
June 30, 2024	7.03	3.84	3.19
March 31, 2024	7.24	4.00	3.24
(1)Reflects annualized interest income divided by average amortized cost.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the quarter ended March 31, 2025, this decreased the overall funding cost by 108 basis points. For the quarter ended December 31, 2024, this decreased the overall funding cost by 168 basis points. For the quarter ended September 30, 2024, this decreased the overall funding cost by 171 basis points. For the quarter ended June 30, 2024, this decreased the overall funding cost by 190 basis points. For the quarter ended March 31, 2024, this decreased the overall funding cost by 179 basis points.

Interest Income

Interest income on our Securities, at fair value portfolio for the first quarter of 2025 increased by $4.9 million, or 25%, to $24.7 million, compared to $19.7 million for the fourth quarter of 2024. This increase primarily reflects a $321.1 million increase in the average balance of this portfolio to $1.6 billion for the first quarter of 2025 from the fourth quarter of 2024.

Interest income on our residential whole loans for the first quarter of 2025 decreased by $1.5 million, or 1.0%, to $151.3 million, compared to $152.8 million for the fourth quarter of 2024. This decrease primarily reflects a $241.0 million decrease in the average balance of this portfolio to $8.9 billion for the first quarter of 2025 from the fourth quarter of 2024, partially offset by an increase in the yield to 6.77% for the first quarter of 2025 from 6.65% for the fourth quarter of 2024.

Interest Expense

Our interest expense for the first quarter of 2025 decreased by $4.6 million, or 3.6%, to $123.0 million, from $127.5 million for the fourth quarter of 2024. This decrease primarily reflects a decrease in the average balance of, and rates on, our financing agreements on residential whole loans as well as a decrease in the rates on our securities repurchase agreements, partially offset by higher average balance of our securities repurchase agreements and higher average balance of, and rates on, our securitized debt.
Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the first quarter of 2025, we recorded a provision for credit losses on residential whole loans held at carrying value of $0.1 million compared to a provision for credit losses of $0.4 million for the fourth quarter of 2024. The provision recorded in the current period primarily reflects minor changes to modeling assumptions, partially offset by the run-off of loans held at carrying value.
Provision for Credit Losses on Other Assets
We had no provision for credit losses on Other Assets for the first quarter of 2025 or the fourth quarter of 2024.

Other Income/(Loss), net

For the first quarter of 2025, Other Income/(Loss), net was $24.5 million, compared to Other Income/(Loss), net of $(7.1) million for the fourth quarter of 2024.  The components of Other Income/(Loss), net for the first quarter of 2025 and fourth quarter of 2024 are summarized in the table below:

	Three Months Ended
(In Thousands)	March 31, 2025	December 31, 2024
Net gain/(loss) on residential whole loans measured at fair value through earnings	54,380	$(102,339)
Impairment and other net gain/(loss) on securities and other portfolio investments	21,179	(26,179)
Net gain/(loss) on real estate owned	(1,508)	24
Net gain/(loss) on derivatives used for risk management purposes	(31,055)	69,293
Net gain/(loss) on securitized debt measured at fair value through earnings	(21,931)	43,564
Lima One mortgage banking income	5,437	8,477
Net realized gain/(loss) on residential whole loans held at carrying value	(539)	—
Other, net	(1,451)	52
Other Income/(Loss), net	$24,512	$(7,108)

Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense increased by $5.2 million to $23.3 million for the first quarter of 2025, compared to $18.0 million for the fourth quarter of 2024, primarily driven by the accelerated recognition of stock-based compensation in the first quarter of 2025 related to awards made to retirement eligible employees in January 2025.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses of $10.3 million for the first quarter of 2025 were relatively unchanged when compared to $10.0 million for the fourth quarter of 2024.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses decreased compared to the prior quarter period by approximately $3.8 million, or 34.3%, primarily due to lower expenses recognized related to loan securitization activities.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
March 31, 2025	1.45%	8.91%	1.13	16.31%	5.1	1.8
December 31, 2024	0.21	1.26	—	16.41	5.0	1.7
September 30, 2024	1.74	10.17	0.92	17.10	4.8	1.8
June 30, 2024	1.52	8.85	1.09	17.14	4.7	1.7
March 31, 2024	0.85	4.69	2.50	18.23	4.6	1.8
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

Three Month Period Ended March 31, 2025 Compared to the Three Month Period Ended March 31, 2024

The following table summarizes the changes in our results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

	Three Months Ended
(In Thousands, Except Per Share Amounts)	March 31, 2025	March 31, 2024	YoY Change
Interest Income:
Residential whole loans	$151,310	$157,665	$(6,355)
Securities, at fair value	24,670	12,992	11,678
Other interest-earning assets	398	1,163	(765)
Cash and cash equivalent investments	4,127	5,011	(884)
Interest Income	$180,505	$176,831	$3,674

Interest Expense:
Asset-backed and other collateralized financing arrangements	$118,431	$123,442	$(5,011)
Other interest expense	4,537	5,575	(1,038)
Interest Expense	$122,968	$129,017	$(6,049)

Net Interest Income	$57,537	$47,814	$9,723

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$(145)	$460	$(605)
Reversal/(Provision) for Credit Losses on Other Assets	—	(1,109)	1,109
Net Interest Income after Reversal/(Provision) for Credit Losses	$57,392	$47,165	$10,227

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$54,380	$(11,513)	$65,893
Impairment and other net gain/(loss) on securities and other portfolio investments	21,179	(4,776)	25,955
Net gain/(loss) on real estate owned	(1,508)	991	(2,499)
Net gain/(loss) on derivatives used for risk management purposes	(31,055)	49,941	(80,996)
Net gain/(loss) on securitized debt measured at fair value through earnings	(21,931)	(22,462)	531
Lima One mortgage banking income	5,437	7,928	(2,491)
Net realized gain/(loss) on residential whole loans held at carrying value	(539)	418	(957)
Other, net	(1,451)	1,875	(3,326)
Other Income/(Loss), net	$24,512	$22,402	$2,110

Operating and Other Expense:
Compensation and benefits	$23,257	$25,468	$(2,211)
Other general and administrative expense	10,291	11,995	(1,704)
Loan servicing, financing and other related costs	7,252	7,042	210
Amortization of intangible assets	800	800	—
Operating and Other Expense	$41,600	$45,305	$(3,705)

Income/(loss) before income taxes	$40,304	$24,262	$16,042
Provision for/(benefit from) income taxes	(872)	1,049	(1,921)
Net Income/(Loss)	$41,176	$23,213	$17,963
Less Preferred Stock Dividend Requirement	$8,219	$8,219	$—
Net Income/(Loss) Available to Common Stock and Participating Securities	$32,957	$14,994	$17,963

Basic Earnings/(Loss) per Common Share	$0.32	$0.14	$0.18
Diluted Earnings/(Loss) per Common Share	$0.31	$0.14	$0.17

General

For the three months ended March 31, 2025, we had net income available to our common stock and participating securities of $33.0 million, or $0.32 per basic common share and $0.31 per diluted common share, compared to a net income available to our common stock and participating securities of $15.0 million, or $0.14 per basic and diluted common share, for the three months ended March 31, 2024. The net income available to common stock and participating securities in the current period primarily reflects higher net interest income of $9.7 million, lower Operating and Other Expenses of $3.7 million, an increase in Other Income/(Loss), net of $2.1 million, and a benefit from income taxes compared to a provision in the prior year period.

Net Interest Income

For the three months ended March 31, 2025, our net interest spread and margin were 1.84% and 2.63%, respectively, compared to a net interest spread and margin of 2.06% and 2.88%, respectively, for the three months ended March 31, 2024. Our net interest income increased by $9.7 million, or 20.3%, to $57.5 million for the three months ended March 31, 2025 compared to net interest income of $47.8 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, net interest income, which does not include the benefit of swap carry, includes higher net interest income from our residential whole loan portfolio of $5.6 million compared to the three months ended March 31, 2024, primarily due to lower average balances of, and rates on, our financing agreements and an increase in yields on our residential whole loan portfolio, partially offset by an increase in average balances of, and rates, on our securitized debt and lower average balances of our residential whole loan portfolio. Net interest income for the three months ended March 31, 2025 also includes higher net interest from our securities portfolio of $4.6 million compared to the three months ended March 31, 2024, primarily due to an increase in average balance of securities and lower rates on securities repurchase agreements, partially offset by and increase in average balances of securities repurchase agreements and lower yield on securities.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2025 and 2024.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs may include premium amortization and discount accretion which are considered adjustments to interest income or expense.

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,945,010	$151,310	6.77%	$9,513,309	$157,665	6.63%
Securities, at fair value	1,625,980	24,670	6.07	717,348	12,992	7.24
Cash and cash equivalents (2)	496,435	4,127	3.33	460,323	5,011	4.35
Other interest-earning assets	7,435	398	21.41	52,439	1,163	8.87
Total interest-earning assets	11,074,860	180,505	6.52	10,743,419	176,831	6.58

Liabilities:
Interest-bearing liabilities:
Securitized debt (3)	$5,808,655	$72,985	5.03%	$4,874,807	$55,959	4.59%
Collateralized financing agreements (4)	3,217,776	45,446	5.65	3,645,218	67,483	7.32
Convertible Senior Notes	—	—	—	182,206	3,158	6.94
8.875% Senior Notes	111,333	2,737	9.83	98,643	2,417	9.80
9.00% Senior Notes	72,429	1,800	9.94	—	—	—
Total interest-bearing liabilities	9,210,193	122,968	5.34	8,800,874	129,017	5.83
Net interest income/net interest rate spread (5)		57,537	1.18		47,814	0.75
Impact of net Swap carry (6)		15,254	0.66		29,091	1.31
Net interest rate spread (including the impact of Swaps)		$72,791	1.84%		$76,905	2.06%
Net interest-earning assets/net interest margin (7)	$1,864,667		2.63%	$1,942,545		2.88%
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
(3)Includes both securitized debt, at carrying value, and securitized debt, at fair value.
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

Rate/Volume Analysis

	Three Months Ended March 31, 2025
	Compared to
	Three Months Ended March 31, 2024
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(9,615)	$3,260	$(6,355)
Securities, at fair value	14,078	(2,400)	11,678
Cash and cash equivalents	370	(1,254)	(884)
Other interest-earning assets	(1,530)	765	(765)
Total net change in income from interest-earning assets	$3,303	$371	$3,674

Interest-bearing liabilities:
Securitized debt	11,348	5,678	17,026
Residential whole loan financing agreements	$(21,139)	$(7,932)	$(29,071)
Securities, at fair value repurchase agreements	9,322	(2,207)	7,115
REO financing agreements	(27)	(54)	(81)
Convertible Senior Notes	(3,158)	—	(3,158)
8.875% Senior Notes	320	—	320
9.00% Senior Notes	1,800	—	1,800
Total net change in expense of interest-bearing liabilities	$(1,534)	$(4,515)	$(6,049)
Net change in net interest income	$4,837	$4,886	$9,723

Interest Income

Interest income on our Securities, at fair value portfolio for the three months ended March 31, 2025 increased by $11.7 million to $24.7 million from $13.0 million for the three months ended March 31, 2024. This increase primarily reflects an increase in the average amortized cost of the portfolio of $908.6 million from purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 6.07% for the three months ended March 31, 2025, compared to 7.24% for the three months ended March 31, 2024.

Interest income on our residential whole loans for the three months ended March 31, 2025 decreased by $6.4 million, or 4.0%, to $151.3 million, compared to $157.7 million for the three months ended March 31, 2024. This decrease primarily reflects a $0.6 billion decrease in the average balance of this portfolio to $8.9 billion for the three months ended March 31, 2025 from $9.5 billion for the three months ended March 31, 2024, partially offset by an increase in the yield to 6.77% for the three months ended March 31, 2025 from 6.63% for the three months ended March 31, 2024.

Interest Expense

Our interest expense for the three months ended March 31, 2025 decreased by $6.0 million, or 4.7%, to $123.0 million, from $129.0 million for the three months ended March 31, 2024.  This decrease primarily reflects a decrease in the average balance of, and rates, on our financing agreements on residential whole loans, lower financing rates on our securities repurchase agreements, and $3.2 million of lower interest expense related to our convertible senior notes which matured and were paid in full in June 2024, partially offset by higher average balance of, and rates, on our securitized debt, higher average balance of our securities repurchase agreements, and $1.8 million of interest expense related to our 9.00% Senior Notes that were issued in April 2024.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the three months ended March 31, 2025, we recorded a provision for credit losses on residential whole loans held at carrying value of $0.1 million compared to a reversal of provision for credit losses of $0.5 million for the three months ended March 31, 2024. The provision for the current period primarily reflects minor changes to modeling assumptions, partially offset by the run-off of loans held at carrying value.

Provision for Credit Losses on Other Assets

For the three months ended March 31, 2025, we had no provision for credit losses on Other Assets. For the three months ended March 31, 2024, we recorded a provision for credit losses on Other Assets of $1.1 million, related to an uncollectible receivable from an unrelated third party servicer.
Other Income/(Loss), net

For the three months ended March 31, 2025, Other Income/(Loss), net was $24.5 million, compared to an Other Income/(Loss), net of $22.4 million for the three months ended March 31, 2024.  The components of Other Income/(Loss), net for the three months ended March 31, 2025 and 2024 are summarized in the table below:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Net gain/(loss) on residential whole loans measured at fair value through earnings	$54,380	$(11,513)
Impairment and other net gain/(loss) on securities and other portfolio investments	21,179	(4,776)
Net gain/(loss) on real estate owned	(1,508)	991
Net gain/(loss) on derivatives used for risk management purposes	(31,055)	49,941
Net gain/(loss) on securitized debt measured at fair value through earnings	(21,931)	(22,462)
Lima One mortgage banking income	5,437	7,928
Net realized gain/(loss) on residential whole loans held at carrying value	(539)	418
Other, net	(1,451)	1,875
Other Income/(Loss), net	$24,512	$22,402

Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense decreased by $2.2 million to $23.3 million for the three months ended March 31, 2025, compared to $25.5 million for the three months ended March 31, 2024, primarily driven by a reduction in accrual for annual incentive compensation, lower Lima One sales commissions and salary expenses.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses decreased by $1.7 million to $10.3 million for the three months ended March 31, 2025, compared to $12.0 million for the three months ended March 31, 2024, primarily as a result of lower costs associated with IT infrastructure and the waiver of a management fee due to a loan originator.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. The current quarter expenses are relatively consistent with the prior year period.

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

The following table provides a reconciliation of our GAAP net income/(loss) used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
GAAP Net income/(loss) used in the calculation of basic EPS	$32,751	$(2,396)	$39,870	$33,614	$14,827
Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	(54,380)	102,339	(143,416)	(16,430)	11,513
Securities held at fair value	(20,201)	26,273	(17,107)	4,026	4,776
Residential whole loans and securities at carrying value	305	—	(7,324)	(2,668)	(418)
Interest rate swaps	44,842	(46,632)	84,629	10,237	(23,182)
Securitized debt held at fair value	18,575	(47,267)	71,475	7,597	20,169
Other portfolio investments	(744)	(94)	1,503	1,484	—
Expense items:
Amortization of intangible assets	800	800	800	800	800
Equity based compensation	6,052	1,637	2,104	3,899	6,243
Securitization-related transaction costs	1,696	5,252	3,485	3,009	1,340
Depreciation	879	938	2,604	822	889
Total adjustments	(2,176)	43,246	(1,247)	12,776	22,130
Distributable earnings	$30,575	$40,850	$38,623	$46,390	$36,957

GAAP earnings/(loss) per basic common share	$0.32	$(0.02)	$0.38	$0.32	$0.14
Distributable earnings per basic common share	$0.29	$0.39	$0.37	$0.45	$0.36
Weighted average common shares for basic earnings per share	103,777	103,675	103,647	103,446	103,175

Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
March 31, 2025	1.37%	8.39%	1.24
December 31, 2024	1.72	10.49	0.90
September 30, 2024	1.69	9.89	0.95
June 30, 2024	1.98	11.53	0.78
March 31, 2024	1.66	9.12	0.97
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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
GAAP Total Stockholders’ Equity	$1,838.4	$1,841.8	$1,880.5	$1,883.2	$1,884.2
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,363.4	1,366.8	1,405.5	1,408.2	1,409.2
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	(6.3)	(15.3)	6.7	(26.8)	(35.4)
Fair value adjustment to Securitized debt, at carrying value	63.1	70.3	64.3	82.3	88.4
Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,420.2	$1,421.8	$1,476.5	$1,463.7	$1,462.2
GAAP book value per common share	$13.28	$13.39	$13.77	$13.80	$13.80
Economic book value per common share	$13.84	$13.93	$14.46	$14.34	$14.32
Number of shares of common stock outstanding	102.7	102.1	102.1	102.1	102.1

Recent Accounting Standards to Be Adopted in Future Periods

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (or ASU 2023-09). The amendments in ASU 2023-09 primarily require entities to disclose more details about their income tax rate, expense and payments. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. We do not expect that the adoption of ASU 2023-09 will have a significant impact on our financial statement disclosures.

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
We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, at March 31, 2025, we had approximately 2.0 million shares of common stock available for issuance pursuant to our Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or DRSPP) shelf registration statement. We did not issue any shares pursuant to the DRSPP during the three months ended March 31, 2025.

In January 2024, we completed the issuance of $115.0 million in aggregate principal amount of our 8.875% Senior Notes due 2029 (or the 8.875% Senior Notes) in an underwritten public offering. The 8.875% Senior Notes are our senior unsecured obligations and bear interest at a rate equal to 8.875% per year, payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on May 15, 2024, and are expected to mature on February 15, 2029, unless earlier redeemed. We may redeem the 8.875% Senior Notes in whole or in part at any time at our option on or after February 15, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 8.875% Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The total net proceeds to us from the offering of the 8.875% Senior Notes, after deducting the underwriter’s discount and commissions and offering expenses, were approximately $110.6 million. The 8.875% Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 9.83%.

On February 29, 2024, we entered into a distribution agreement pursuant to which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300 million, from time to time, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the ATM Program). During the three months ended March 31, 2025, we did not sell any shares of common stock through the ATM Program. At March 31, 2025, $300 million remained available under the distribution agreement.

On February 29, 2024, we announced our Board had authorized a $200 million stock repurchase program with respect to our common stock, which will be in effect through the end of 2025. During the three months ended March 31, 2025, we did not repurchase any shares of our common stock through the stock repurchase program. At March 31, 2025, $200 million remained available under the current Board authorization for the purchase of common stock under our stock repurchase program.

In April 2024, we completed the issuance of $75.0 million in aggregate principal amount of our 9.00% Senior Notes due 2029 (or the 9.00% Senior Notes) in an underwritten public offering. The 9.00% Senior Notes are our senior unsecured obligations and bear interest at a rate equal to 9.00% per year, payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on August 15, 2024, and are expected to mature on August 15, 2029, unless earlier redeemed. We may redeem the 9.00% Senior Notes in whole or in part at any time at our option on or after August 15, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 9.00% Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The total net proceeds to us from the offering of the 9.00% Senior Notes, after deducting the underwriter’s discount and commissions and offering expenses, were approximately $72.0 million. The 9.00% Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 9.94%.
In February 2023, our Board authorized a repurchase program for our 6.25% Convertible Senior Notes due 2024 (or the Convertible Senior Notes) pursuant to which we could have repurchased up to $100 million of the Convertible Senior Notes. During the three months ended March 31, 2024, we repurchased $39.9 million principal amount of our Convertible Senior Notes for $39.8 million and recorded a loss of $0.1 million to Other Income/(Loss), net on the consolidated statement of operations. In June 2024, the Convertible Senior Notes matured and we repaid the amount in full.

Financing Agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of March 31, 2025, we had $2.9 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $6.4 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At March 31, 2025, we had unused financing capacity of approximately $3.8 billion across our financing arrangements for all collateral types.
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

At March 31, 2025, we had a total of $1.7 billion of residential whole loans, $1.6 billion of securities and $7.5 million of restricted cash pledged to our financing counterparties excluding securitized debt. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
March 31, 2025	$3,217,776	$3,309,541	$3,309,541	$5,774,172	$5,873,718	$5,873,718
December 31, 2024	3,321,754	3,176,824	3,455,758	5,586,928	5,794,977	5,794,977
September 30, 2024	3,441,493	3,450,136	3,450,136	5,257,841	5,288,997	5,288,997
June 30, 2024	3,556,701	3,660,342	3,660,342	5,029,703	5,047,613	5,078,946
March 31, 2024	3,645,218	3,611,212	3,686,018	4,792,515	4,794,400	4,812,304
(1)The information presented in the table above excludes Senior notes (Note 6).

Cash Flows and Liquidity for the Three Months Ended March 31, 2025

Our cash, cash equivalents and restricted cash decreased by $128.0 million during the three months ended March 31, 2025, reflecting:  $251.5 million used in our investing activities, $138.1 million provided by our financing activities and $14.6 million used in our operating activities.

At March 31, 2025, our debt-to-equity multiple was 5.1 times compared to 5.0 times at December 31, 2024. Our recourse leverage multiple at March 31, 2025 was 1.8 times compared to 1.7 times at December 31, 2024. At March 31, 2025, we had borrowings under asset-backed financing agreements of $3.3 billion, of which $1.7 billion were secured by residential whole loans, $1.5 billion were secured by securities and $21.4 million were secured by REO. In addition, at March 31, 2025, we had securitized debt of $5.9 billion in connection with our loan securitization transactions. At December 31, 2024, we had borrowings under asset-backed financing agreements of $3.2 billion, of which $1.9 billion were secured by residential whole loans, $1.3 billion were secured by securities and $25.4 million were secured by REO. In addition, at December 31, 2024, we had securitized debt of $5.8 billion in connection with our loan securitization transactions.
During the three months ended March 31, 2025, $251.5 million was used in our investing activities. We utilized $607.8 million for acquisitions and origination of residential whole loans, loan related investments and capitalized advances. During the three months ended March 31, 2025, we received $586.8 million of principal payments on residential whole loans and loan related investments, $72.3 million of proceeds from the sale of residential whole loans, and $24.3 million of proceeds on sales of REO.  In addition, during the three months ended March 31, 2025, we utilized $299.6 million for acquisitions of securities and received $32.5 million from principal payments on our securities and cash proceeds of $2.6 million from sales of securities and other assets.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged for Margin Activity			Cash and Securities Received for Reverse Margin	Net Assets Received/ (Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged for Margin
(In Thousands)
March 31, 2025	$15,676	$18,471	$34,147	$37,890	$3,743
December 31, 2024	30,607	30,806	61,413	36,992	(24,421)
September 30, 2024	7,368	7,076	14,444	15,361	917
June 30, 2024	—	6,795	6,795	17,348	10,553
March 31, 2024	17,379	3,358	20,737	16,514	(4,223)
(1) Excludes variation margin payments on our cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of March 31, 2025.

During the three months ended March 31, 2025, we paid $35.9 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $8.2 million on our preferred stock. On March 6, 2025, we declared our first quarter 2025 dividend on our common stock of $0.36 per share; on April 30, 2025, we paid this dividend, which totaled approximately $37.4 million, including dividend equivalents of approximately $0.4 million.

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

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio as of March 31, 2025. All changes in value are measured as the percentage change from the projected portfolio value under the base interest rate scenario at March 31, 2025.

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Portfolio Value	Percentage Change in Total Stockholders' Equity
(Dollars in Thousands)
+100 Basis Point Increase	$(147,488)	(1.26)%	(8.02)%
+ 50 Basis Point Increase	$(64,925)	(0.56)%	(3.53)%
Actual as of March 31, 2025	$—	—%	—%
- 50 Basis Point Decrease	$47,288	0.40%	2.57%
-100 Basis Point Decrease	$76,938	0.66%	4.19%
(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our interest rate swaps, securitized debt, and other fixed-rate debt.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2025. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.
The Shock Table quantifies the potential changes in portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. At March 31, 2025, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.96 which is the weighted average of 3.38 for our Residential whole loans, 3.37 for our Securities investments, (2.66) for our derivative and other hedging transactions and securitized and other fixed rate debt, and zero for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.60), which is the weighted average of (0.55) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (1.16) for our Securities and zero for our Other assets and cash and cash equivalents.

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

The following table presents certain information about our Residential whole loans at March 31, 2025:

	Single-family transitional loans		Multifamily transitional loans		Single-family rental loans		Non-QM loans		Legacy RPL/NPL loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%
Amortized cost	$905,818	$101,681	$807,706	$68,414	$1,336,754	$25,310	$4,500,104	$225,252	$861,403	$118,197
Unpaid principal balance (UPB)	$904,928	$101,352	$806,856	$68,270	$1,330,336	$25,285	$4,386,954	$221,009	$1,010,214	$185,992
Weighted average coupon (1)	10.5%	9.7%	9.5%	9.7%	6.4%	5.9%	6.6%	7.0%	5.2%	5.0%
Weighted average term to maturity (months)	5	2	5	3	318	321	338	343	243	292
Weighted average LTV (2)	65%	113%	63%	95%	66%	151%	63%	85%	46%	103%
Loans 90+ days delinquent UPB	$63,134	$42,973	$35,643	$32,011	$28,275	$20,919	$109,304	$13,977	$163,887	$51,729
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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $468.4 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 75%. For certain Multifamily transitional loans, totaling $223.0 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 70%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of certain of our residential whole loan portfolio and in total at March 31, 2025:

	Business purpose loans		Non-QM loans		Legacy RPL/NPL loans		All Loans
Rank	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB
1	FL	11.7%	CA	47.1%	CA	22.1%	CA	28.0%
2	TX	10.7%	FL	17.7%	NY	16.3%	FL	14.1%
3	GA	8.9%	TX	5.4%	FL	7.4%	TX	6.9%
4	NY	5.8%	AZ	3.2%	NJ	7.1%	NY	5.1%
5	NC	5.8%	WA	2.4%	MD	5.1%	GA	4.4%

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

At March 31, 2025, we had access to various sources of liquidity, including $253.7 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at March 31, 2025, we had unencumbered residential whole loans and Agency MBS of $74.1 million and $81.9 million, respectively.
Prepayment Risk

Premiums arise when we acquire an MBS or loan at a price in excess of their unpaid principal balance. Conversely, discounts arise when we acquire an MBS or loan at a price below their unpaid principal balance. Premiums paid are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income. Purchase premiums, which are primarily carried on our Single-family rental and Non-QM loans, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets. Fees payable by borrowers on the early repayment of certain of our Business purpose and Non-QM loans serve to mitigate the impact on our income of higher prepayment rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2025, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2025. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). There are no material changes from the risk factors set forth in the 2024 Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2024 Form 10-K. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 29, 2024, the Company announced its Board had authorized a $200 million stock repurchase program with respect to the Company’s common stock, which will be in effect through the end of 2025.
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

At March 31, 2025, $200 million remained available under the current authorization for the purchase of the Company’s common stock under the stock repurchase program.

We engaged in no share repurchase activity during the first quarter of 2025 pursuant to the stock repurchase program. The Company did, however, withhold shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to satisfy tax and payroll withholding obligations resulting from the vesting and settlement of restricted stock awards and/or restricted stock units (RSUs). The following table presents information with respect to (i) such withheld shares and (ii) eligible shares remaining for repurchase under the stock repurchase program.

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan
January 1-31, 2025:
Stock Repurchase Program	—	—	—	$200,000,000
Employee Transactions (2)	360,067	$10.06	N/A	N/A
February 1-28, 2025:
Stock Repurchase Program	—	—	—	$200,000,000
March 1-31, 2025:
Stock Repurchase Program	—	—	—	$200,000,000
Employee Transactions (2)	122,012	$10.44	N/A	N/A
Total Stock Repurchase Program	—	—	—	$200,000,000
Total Employee Transactions (2)	482,079	$10.16	N/A	N/A
(1)Includes brokerage commissions.
(2)The value of shares surrendered upon the settlement of RSUs to meet income tax obligations is based on the closing price per share of our common stock on the date such settlement occurs.
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

4.1
Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2024, filed on February 20, 2025 (Commission File No. 1-13991)).

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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024; (ii) our Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2025 and 2024; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2025 and 2024; (v) our Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2025 and 2024; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2025	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Michael Roper
Michael Roper
Chief Financial Officer

