Form 10-Q
period 2025-09-30
MFA FINANCIAL, INC.
filed 2025-11-06
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
or
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
102,195,703 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 31, 2025.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Residential whole loans, net ($7,684,865 and $7,511,210 held at fair value, respectively) (1)(2)	$8,813,834	$8,811,224
Securities, at fair value (2)	2,259,657	1,537,513
Cash and cash equivalents	305,172	338,931
Restricted cash	231,797	262,381
Other assets (2)	487,021	459,555
Total Assets	$12,097,481	$11,409,604

Liabilities:
Financing agreements ($5,952,579 and $5,516,005 held at fair value, respectively)	$9,841,991	$9,155,461
Other liabilities	433,979	412,351
Total Liabilities	$10,275,970	$9,567,812

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 12,050 and 8,050 shares authorized, respectively; 8,072 and 8,000 shares issued and outstanding, respectively ($201,802 and $200,000 aggregate liquidation preference, respectively)	$81	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 16,650 and 12,650 shares authorized, respectively; 11,123 and 11,000 shares issued and outstanding, respectively ($278,064 and $275,000 aggregate liquidation preference, respectively)	111	110
Common stock, $0.01 par value; 866,300 and 874,300 shares authorized, respectively; 102,196 and 102,083 shares issued and outstanding, respectively	1,022	1,021
Additional paid-in capital, in excess of par	3,716,912	3,711,046
Accumulated deficit	(1,900,942)	(1,879,941)
Accumulated other comprehensive income	4,327	9,476
Total Stockholders’ Equity	$1,821,511	$1,841,792
Total Liabilities and Stockholders’ Equity	$12,097,481	$11,409,604
(1)Includes approximately $7.6 billion and $6.9 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at September 30, 2025 and December 31, 2024, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2025	2024	2025	2024
Interest Income:
Residential whole loans	$153,290	$157,406	$459,168	$480,788
Securities, at fair value	27,708	14,742	81,156	41,363
Other interest-earning assets	515	4,001	1,441	6,341
Cash and cash equivalent investments	4,278	5,825	12,875	17,144
Interest Income	$185,791	$181,974	$554,640	$545,636

Interest Expense:
Asset-backed and other collateralized financing arrangements	$124,403	$126,833	$365,357	$377,030
Other interest expense	4,598	4,516	13,680	16,678
Interest Expense	$129,001	$131,349	$379,037	$393,708

Net Interest Income	$56,790	$50,625	$175,603	$151,928

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$(276)	$1,942	$(1,212)	$3,481
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	(1,135)
Net Interest Income after Reversal/(Provision) for Credit Losses	$56,514	$52,567	$174,391	$154,274

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$41,293	$143,416	$129,284	$148,333
Impairment and other net gain/(loss) on securities and other portfolio investments	18,004	22,928	45,828	15,310
Net gain/(loss) on real estate owned	300	241	(4,119)	3,112
Net gain/(loss) on derivatives used for risk management purposes	200	(56,818)	(49,106)	9,210
Net gain/(loss) on securitized debt measured at fair value through earnings	(24,646)	(75,273)	(53,682)	(108,377)
Lima One mortgage banking income	5,594	8,921	17,118	24,468
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	(882)	418
Other, net	(9,786)	(3,131)	(16,720)	61
Other Income/(Loss), net	$30,959	$40,284	$67,721	$92,535

Operating and Other Expense:
Compensation and benefits	$18,185	$22,417	$60,750	$69,632
Other general and administrative expense	10,769	11,430	31,681	34,260
Loan servicing, financing and other related costs	10,216	8,503	26,052	24,262
Amortization of intangible assets	300	800	1,900	2,400
Operating and Other Expense	$39,470	$43,150	$120,383	$130,554

Income/(loss) before income taxes	$48,003	$49,701	$121,729	$116,255
Provision for/(benefit from) income taxes	(101)	1,518	(735)	2,913
Net Income/(Loss)	$48,104	$48,183	$122,464	$113,342
Less Preferred Stock Dividend Requirement	$10,834	$8,219	$29,613	$24,656
Net Income/(Loss) Available to Common Stock and Participating Securities	$37,270	$39,964	$92,851	$88,686

Basic Earnings/(Loss) per Common Share	$0.36	$0.38	$0.89	$0.85
Diluted Earnings/(Loss) per Common Share	$0.35	$0.37	$0.87	$0.83
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Net income/(loss)	$48,104	$48,183	$122,464	$113,342
Other Comprehensive Income/(Loss):
Unrealized gains/(losses) on securities available-for-sale	32	(202)	(4,329)	2,410
Reclassification adjustment for securities sales included in net income/(loss)	(594)	(7,328)	(820)	(9,986)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—
Other Comprehensive Income/(Loss)	(562)	(7,530)	(5,149)	(7,576)
Comprehensive Income/(Loss) before preferred stock dividends	$47,542	$40,653	$117,315	$105,766
Dividends required on preferred stock	(10,834)	(8,219)	(29,613)	(24,656)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$36,708	$32,434	$87,702	$81,110
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2025
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	8,000	$80	11,000	$110	102,083	$1,021	$3,711,046	$(1,879,941)	$9,476	$1,841,792
Net Income/(Loss)	—	—	—	—	—	—	—	41,176	—	41,176
Issuance of common stock, net of expenses	—	—	—	—	1,081	11	(20)	—	—	(9)
Repurchase of shares of common stock (1)	—	—	—	—	(511)	(5)	(5,189)	—	—	(5,194)
Equity based compensation expense	—	—	—	—	—	—	5,791	—	—	5,791
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	1,296	431	—	1,727
Dividends declared on common stock ($0.36 per share)	—	—	—	—	—	—	—	(36,955)	—	(36,955)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—		—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(445)	—	(445)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,260)	(1,260)
Balance at March 31, 2025	8,000	$80	11,000	$110	102,653	$1,027	$3,712,924	$(1,883,953)	$8,216	$1,838,404
Net Income/(Loss)	—	—	—	—	—	—	—	33,184	—	33,184
Issuance of common stock, net of expenses	—	—	—	—	16	—	(20)		—	(20)
Equity based compensation expense	—	—	—	—	—	—	3,039	—	—	3,039
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,020)	—	(1,020)
Dividends declared on common stock ($0.36 per share)	—	—	—	—	—	—	—	(36,961)	—	(36,961)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.61911 per share)	—	—	—	—	—	—	—	(6,810)	—	(6,810)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(612)	—	(612)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(3,327)	(3,327)
Balance at June 30, 2025	8,000	$80	11,000	$110	102,669	$1,027	$3,715,943	$(1,899,922)	$4,889	$1,822,127
Net Income/(Loss)	—	—	—	—	—	—		48,104	—	48,104
Issuance of preferred stock, net of expenses	72	1	123	1	—	—	4,456	—	—	4,458
Issuance of common stock, net of expenses	—	—	—	—	20	—	(21)	—	—	(21)
Repurchase of shares of common stock (1)	—	—	—	—	(493)	(5)	(5,072)	—	—	(5,077)
Equity based compensation expense	—	—	—	—	—		1,606	—	—	1,606
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(956)	—	(956)
Dividends declared on common stock ($0.36 per share)	—	—	—	—	—	—	—	(36,791)	—	(36,791)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,755)	—	(3,755)
Dividends declared on Series C Preferred Stock ($0.639521 per share)	—	—	—	—	—	—	—	(7,079)	—	(7,079)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(543)	—	(543)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—		(562)	(562)
Balance at September 30, 2025	8,072	$81	11,123	$111	102,196	$1,022	$3,716,912	$(1,900,942)	$4,327	$1,821,511
(1)  For the nine months ended September 30, 2025 includes approximately $5.0 million (489,212 shares) surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2024
	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In Thousands, Except Per Share Amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	8,000	$80	11,000	$110	101,916	$1,019	$3,698,767	$(1,817,759)	$17,698	$1,899,915
Net Income/(Loss)	—	—	—	—	—	—	—	23,213	—	23,213
Issuance of common stock, net of expenses	—	—	—	—	297	3	(20)	—	—	(17)
Repurchase of shares of common stock (1)	—	—	—	—	(131)	(1)	(1,491)	—	—	(1,492)
Equity based compensation expense	—	—	—	—	—	—	5,986	—	—	5,986
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,011)	—	(1,011)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,729)	—	(35,729)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(287)	—	(287)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	1,828	1,828
Balance at March 31, 2024	8,000	$80	11,000	$110	102,082	$1,021	$3,703,242	$(1,839,792)	$19,526	$1,884,187
Net Income/(Loss)	—	—	—	—	—	—	—	41,946	—	41,946
Issuance of common stock, net of expenses	—	—	—	—	1	—	(18)	—	—	(18)
Equity based compensation expense	—	—	—	—	—	—	4,662	—	—	4,662
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,729)	—	(35,729)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(318)	—	(318)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,874)	(1,874)
Balance at June 30, 2024	8,000	$80	11,000	$110	102,083	$1,021	$3,707,886	$(1,843,507)	$17,652	$1,883,242
Net Income/(Loss)	—	—	—	—	—	—	—	48,183	—	48,183
Issuance of common stock, net of expenses	—	—	—	—	—	—	(20)	—	—	(20)
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	1,668	—	—	1,668
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(836)	—	(836)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,729)	—	(35,729)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(291)	—	(291)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(7,530)	(7,530)
Balance at September 30, 2024	8,000	$80	11,000	$110	102,083	$1,021	$3,709,534	$(1,840,399)	$10,122	$1,880,468
(1)  For the nine months ended September 30, 2024 includes approximately $1.5 million (129,949 shares) surrendered for tax purposes related to equity-based compensation awards.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
(In Thousands)	2025	2024
Cash Flows From Operating Activities:
Net income/(loss)	$122,464	$113,342
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net (gain)/loss on residential whole loans	(133,033)	(152,682)
Impairment and other net (gain)/loss on securities and other portfolio investments, net	(45,828)	(16,597)
Net (gain)/loss on real estate owned	4,210	(2,715)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	(682)	(6,265)
Provision/(reversal of provision) for credit losses on residential whole loans and other assets	1,212	(2,346)
Net (gain)/loss on derivatives used for risk management purposes	66,214	44,155
Net (gain)/loss on securitized debt measured at fair value through earnings	43,589	99,241
Net margin received/(paid) for derivatives used for risk management purposes	(96,176)	(31,221)
Net other non-cash (gains)/losses included in net income	59,688	60,099
(Increase)/decrease in other assets	9,164	(14,228)
Increase/(decrease) in other liabilities	7,797	(2,110)
Net cash provided by/(used in) operating activities	$38,619	$88,673
Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(2,030,362)	$(2,020,095)
Proceeds from sales of residential whole loans	220,293	407,702
Principal payments on residential whole loans and loan related investments	1,845,793	1,610,746
Purchases of securities	(817,636)	(404,016)
Proceeds from sales of securities and other assets	20,790	45,619
Principal payments on securities	171,918	44,584
Proceeds from sales of real estate owned	73,957	68,156
Other investing activities	(38,779)	64,509
Net cash provided by/(used in) investing activities	$(554,026)	$(182,795)
Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(2,014,431)	$(1,526,702)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	2,477,850	1,938,406
Principal payments on other collateralized financing agreements	(1,293,259)	(2,036,761)
Proceeds from borrowings under other collateralized financing agreements	1,461,303	1,927,401
Payments made for other collateralized financing agreement related costs	(8,039)	(5,054)
Redemption and repurchase of convertible senior notes		(209,558)
Proceeds from issuance of senior notes	—	182,676
Payments made for settlements and unwinds of Swaps	(26,020)	(27,530)
Proceeds from issuance of preferred stock	4,532	—
Payments made for costs related to preferred stock issuance	(74)	—
Proceeds from issuances of common stock, net of expenses	(61)	(61)
Payments made for the repurchase of common stock	(10,266)	(1,491)
Dividends paid on preferred stock	(29,613)	(24,656)
Dividends paid on common stock and dividend equivalents	(110,858)	(107,851)
Net cash provided by/(used in) financing activities	$451,064	$108,819
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(64,343)	$14,697
Cash, cash equivalents and restricted cash at beginning of period	$601,312	$488,211
Cash, cash equivalents and restricted cash at end of period	$536,969	$502,908

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$377,290	$389,456

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$85,059	$82,083
Transfer from commercial loans to real estate owned	$—	$15,217
Dividends and dividend equivalents declared and unpaid	$37,330	$36,020
Payable for unsettled investment purchases	$116,939	$65,338
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2025 and results of operations for all periods presented have been made.  The results of operations for the three and nine months ended September 30, 2025 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas: impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), certain securities designated as available-for- sale (“AFS”) (see Note 4), certain Other assets (see Note 5), valuation of Securities, at fair value (see Notes 4 and 13), income recognition and valuation of residential whole loans (see Notes 3 and 13), valuation of financing agreements (Notes 6 and 13), and valuation of derivative instruments (see Notes 5(e) and 13). In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 8), and litigation liability (Note 9(e)).  Actual results could differ from those estimates.

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
SEPTEMBER 30, 2025
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
SEPTEMBER 30, 2025
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
SEPTEMBER 30, 2025
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
SEPTEMBER 30, 2025
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

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less. Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $305.2 million and $338.9 million, respectively. At September 30, 2025 and December 31, 2024, the Company had $170.0 million and $217.8 million, respectively, of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, derivative financial instruments, consolidated securitization trusts and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements, derivative financial instrument counterparties and/or trust obligations or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements, Swaps and/or securitizations.  The Company had aggregate restricted cash of $231.8 million and $262.4 million at September 30, 2025 and December 31, 2024, respectively (see Notes 5(e), 6 and 13).
(f)  Goodwill & Intangible Assets

At September 30, 2025 and December 31, 2024, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $2.9 million and $4.8 million, respectively (net of amortization), primarily comprised of customer relationships (fully amortized as of June 30, 2025), non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through September 30, 2025, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
SEPTEMBER 30, 2025
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
SEPTEMBER 30, 2025
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
SEPTEMBER 30, 2025
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
(s)  New Accounting Standards and Interpretations

As of September 30, 2025, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in the third quarter of 2025.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at September 30, 2025 and December 31, 2024 are approximately $8.8 billion and $8.8 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for loans that were 60 or more days delinquent at purchase.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at September 30, 2025 and December 31, 2024:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Non-QM loans	$615,461	$722,392	$4,507,465	$3,568,694	$5,122,926	$4,291,086
Business purpose loans:
Single-family rental loans (1)	$92,023	$108,203	$1,154,572	$1,248,197	$1,246,595	$1,356,400
Single-family transitional loans (2) (3)	7,051	22,430	785,028	1,078,425	792,079	1,100,855
Multifamily transitional loans	—	—	604,144	938,926	604,144	938,926
Total Business purpose loans	$99,074	$130,633	$2,543,744	$3,265,548	$2,642,818	$3,396,181
Legacy RPL/NPL loans	424,517	457,654	581,719	624,895	1,006,236	1,082,549
Other loans	—	—	51,937	52,073	51,937	52,073
Allowance for Credit Losses	(10,083)	(10,665)	—	—	(10,083)	(10,665)
Total Residential whole loans	$1,128,969	$1,300,014	$7,684,865	$7,511,210	$8,813,834	$8,811,224
Number of loans	5,069	5,582	18,647	18,588	23,716	24,170
(1)No loans were held-for-sale as of September 30, 2025 and December 31, 2024. There were no gains/(losses) on held-for-sale loans for the nine months ended September 30, 2025. For the three months ended March 31, 2024, the Company recorded a $0.5 million gain on loans resulting from their sale, which were held-for-sale as of December 31, 2023. There were no gains/(losses) on held-for-sale loans for the three months ended June 30, 2024 and September 30, 2024.
(2)Includes $323.0 million and $442.4 million of loans collateralized by new construction projects at origination as of September 30, 2025 and December 31, 2024, respectively.
(3)No loans were held-for-sale as of September 30, 2025 and December 31, 2024. For the three months ended March 31, 2025, the Company recorded a $0.5 million loss on these loans resulting from the adjustment of their carrying value to the lower of cost of market. For the three months ended June 30, 2025, the Company recorded a $0.3 million loss on these loans resulting from their sale. There were no gains/(losses) on held-for-sale loans for the three months ended September 30, 2025. There were no gains/(losses) on held-for-sale loans for the nine months ended September 30, 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following tables present additional information regarding the Company’s Residential whole loans:

September 30, 2025

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1) (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Days Past Due %
(Dollars In Thousands)									Past Due Days
								Current	30-59	60-89	90+
Non-QM loans	$5,120,744	$5,105,895	$5,120,904	6.72%	338	64%	738	$4,780,553	$130,895	$47,995	$161,461	4.1%
Business purpose loans:
Single-family rental	$1,245,766	$1,248,466	$1,267,818	6.33%	313	67%	740	$1,208,637	$18,900	$4,056	$36,225	3.2%
Single-family transitional (5)	791,019	791,443	804,252	10.39%	6	69%	749	667,779	33,374	18,293	84,806	12.8%
Multifamily transitional (5)	604,144	604,144	635,928	9.94%	3	64%	752	533,567	55,599	6,210	40,552	7.4%
Total business purpose loans	$2,640,929	$2,644,053	$2,707,998	8.38%		67%		$2,409,983	$107,873	$28,559	$161,583	7.0%
Legacy RPL/NPL loans	1,000,224	1,020,640	1,128,259	5.10%	246	54%	647	794,824	116,852	41,589	174,994	19.2%
Other loans	51,937	51,937	60,963	3.43%	311	63%	757	60,586	377	—	—	—%
Residential whole loans, total or weighted average	$8,813,834	$8,822,525	$9,018,124	7.02%		64%		$8,045,946	$355,997	$118,143	$498,038	6.8%

December 31, 2024

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1) (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Days Past Due %
(Dollars In Thousands)									Past Due Days
								Current	30-59	60-89	90+
Non-QM loans	$4,288,961	$4,258,298	$4,408,660	6.50%	339	64%	735	$4,114,436	$124,765	$50,619	$118,840	3.8%
Business purpose loans:
Single-family rental	$1,356,034	$1,355,965	$1,416,705	6.36%	321	68%	739	$1,346,312	$15,661	$5,445	$49,287	3.9%
Single-family transitional (5)	1,099,466	1,099,700	1,106,631	10.44%	5	67%	750	957,266	33,393	15,964	100,008	10.5%
Multifamily transitional (5)	938,926	938,926	976,964	9.17%	6	64%	751	870,525	20,815	—	85,624	8.8%
Total Business purpose loans	$3,394,426	$3,394,591	$3,500,300	8.43%		67%		$3,174,103	$69,869	$21,409	$234,919	7.3%
Legacy RPL/NPL loans	1,075,764	1,090,991	1,222,258	5.15%	253	55%	647	831,844	129,081	45,074	216,259	21.4%
Other loans	52,073	52,073	63,614	3.44%	320	65%	758	62,998	616	—	—	—%
Residential whole loans, total or weighted average	$8,811,224	$8,795,953	$9,194,832	7.06%		64%		$8,183,381	$324,331	$117,102	$570,018	7.5%
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
(2)For the quarter ended September 30, 2025, the gross coupon was 6.86% for Non-QM loans, 6.36% for Single-family rental loans, 10.40% for Single-family transitional loans, 9.95% for Multifamily transitional loans, and 5.11% for Legacy RPL/NPL loans. For the quarter ended December 31, 2024, the gross coupon was 6.65% for Non-QM loans, 6.39% for Single-family rental loans, 10.45% for Single-family transitional loans, 9.18% for Multifamily transitional loans, and 5.16% for Legacy RPL/NPL loans.
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
(5)For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $324.0 million and $445.6 million at September 30, 2025 and December 31, 2024, respectively, and certain Multifamily transitional loans, totaling $143.5 million and $252.1 million at September 30, 2025 and December 31, 2024, respectively, an after repaired valuation was not available. For these loans, the weighted average LTV is calculated based on the current unpaid principal balance and the as-is value of the collateral securing the related loan.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
Sales of Residential Whole Loans
During the first quarter of 2025, Single-family rental loans with an unpaid principal balance of $67.6 million were sold, realizing gains, before the impact of economic hedging gains/losses and the reversal of previously recognized unrealized gains, of $1.9 million. Upon sale, the Company reversed $1.2 million of previously recognized unrealized gains, resulting in a net gain of $0.7 million during the first quarter of 2025. During the second quarter of 2025, Single-family rental loans with an unpaid principal balance of $37.4 million were sold, realizing gains, before the impact of economic hedging gains/losses and the reversal of previously recognized unrealized gains, of $1.1 million. Upon sale, the Company reversed $1.2 million of previously recognized unrealized gains, resulting in a net loss of $0.1 million during the second quarter of 2025. Additionally, during the second quarter of 2025, Transitional loans with an unpaid principal balance of $31.3 million were sold, realizing losses, before the impact of economic hedging gains/losses and the reversal of previously recognized unrealized losses, of $8.5 million. Upon sale, the Company reversed $8.0 million of previously recognized unrealized losses, resulting in a net loss of $0.5 million during the second quarter of 2025. During the third quarter of 2025, Single-family rental loans with an unpaid principal balance of $65.1 million were sold, realizing gains, before the impact of economic hedging gains/losses and the reversal of previously recognized unrealized gains, of $1.6 million. Upon sale, the Company reversed $1.8 million of previously recognized unrealized gains, resulting in a net loss of $0.2 million during the third quarter of 2025. Additionally, during the third quarter of 2025, Transitional loans with an unpaid principal balance of $24.4 million were sold, realizing losses, before the impact of economic hedging gains/losses and the reversal of previously recognized unrealized losses, of $10.8 million. Upon sale, the Company reversed $10.8 million of previously recognized unrealized losses, resulting in a net gain of $0.0 million during the third quarter of 2025.
During the first quarter of 2024, Non-QM and Single-family rental loans with an unpaid principal balance of $171.0 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses, of $21.7 million. Upon sale, the Company reversed $23.7 million of previously recognized unrealized losses, resulting in a net gain of $2.0 million during the first quarter of 2024. During the second quarter of 2024, Residential whole loans with an unpaid principal balance of $12.4 million were sold, realizing gains, before the impact of economic hedging and the reversal of previously recognized unrealized gains, of $0.4 million. Upon sale, the Company reversed $0.2 million of previously recognized unrealized gains, resulting in a net gain of $0.2 million during the second quarter of 2024. During the third quarter of 2024, Residential whole loans with an unpaid principal balance of $235.6 million were sold, realizing gains, before the impact of economic hedging and the reversal of previously recognized unrealized gains, of $5.9 million. Upon sale, the Company reversed $5.8 million of previously recognized unrealized gains, resulting in a net gain of $0.1 million during the third quarter of 2024.

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential whole loans, at carrying value:

	Nine Months Ended September 30, 2025
(In Thousands)	Non-QM loans	Single-family rental loans	Single-family transitional loans (1)	Legacy RPL/NPL loans (2)	Totals
Allowance for credit losses at December 31, 2024	$2,125	$366	$1,389	$6,785	$10,665
Current provision/(reversal)	(197)	614	(88)	(184)	145
Write-offs	—	—	(436)	(180)	(616)
Allowance for credit losses at March 31, 2025	$1,928	$980	$865	$6,421	$10,194
Current provision/(reversal)	87	(43)	669	78	791
Write-offs	—	—	(1,022)	(14)	(1,036)
Allowance for credit losses at June 30, 2025	$2,015	$937	$512	$6,485	$9,949
Current provision/(reversal)	205	(78)	548	(399)	276
Write-offs	(38)	(30)	—	(74)	(142)
Allowance for credit losses at September 30, 2025	$2,182	$829	$1,060	$6,012	$10,083

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

	Nine Months Ended September 30, 2024
(In Thousands)	Non-QM loans	Single-family rental loans	Single-family transitional loans (1)	Legacy RPL/NPL loans (2)	Totals
Allowance for credit losses at December 31, 2023	$1,871	$4,355	$2,587	$11,638	$20,451
Current provision/(reversal)	(190)	228	(472)	(26)	(460)
Write-offs	—	59	(416)	(22)	(379)
Allowance for credit losses at March 31, 2024	$1,681	$4,642	$1,699	$11,590	$19,612
Current provision/(reversal)	(326)	978	(317)	(1,414)	(1,079)
Write-offs	—	(5,011)	(81)	(170)	(5,262)
Allowance for credit losses at June 30, 2024	$1,355	$609	$1,301	$10,006	$13,271
Current provision/(reversal)	387	205	48	(2,582)	(1,942)
Write-offs	—	(439)	(181)	(52)	(672)
Allowance for credit losses at September 30, 2024	$1,742	$375	$1,168	$7,372	$10,657
(1)Includes $3.8 million and $18.9 million of loans that were assessed for credit losses based on a collateral dependent methodology as of September 30, 2025 and 2024, respectively.
(2)Includes $32.1 million and $39.3 million of loans that were assessed for credit losses based on a collateral dependent methodology as of September 30, 2025 and 2024, respectively.

Estimates of credit losses under credit losses on financial instruments (“CECL”) are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.
The carrying value of Residential whole loans on nonaccrual status as of September 30, 2025 and December 31, 2024 was $568.0 million and $638.3 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized $2.6 million and $9.8 million, respectively, of interest income on loans on nonaccrual status, including $1.7 million and $5.5 million, respectively, on its portfolio of loans which were non-performing at acquisition. At September 30, 2025 and December 31, 2024, there were approximately $28.7 million and $38.7 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.
During the three months ended September 30, 2025, the Company granted two loan modifications in its carrying value loan portfolio, both with term extensions. The combined increase in average life for the loans with term extensions was two months. As of September 30, 2025, the carrying value of these loans was approximately $0.23 million. As of September 30, 2025, these loans were not greater than 60 days delinquent.
During the past 12 months, the Company has granted five loan modifications in its carrying value loan portfolio, which gave borrowers term extensions, with one of them including an interest rate reduction. The average increase in weighted average life was 74 months, and the interest rate reduction was 1.25%. As of September 30, 2025, the carrying value of these loans was approximately $0.43 million. As of September 30, 2025, only one of these loans was 120+ days delinquent.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following table presents certain additional credit-related information regarding our Residential whole loans, at carrying value:

	Amortized Cost Basis by Origination Year and LTV Bands
(In Thousands)	2025 - 2022	2021	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$35,374	$571,818	$607,192
LTV > 80% (1)	—	1,354	6,915	8,269
Total Non-QM loans	$—	$36,728	$578,733	$615,461
Nine Months Ended September 30, 2025 Gross write-offs	$—	$—	$37	$37
Business purpose loans
LTV <= 80% (1)	$—	$5,719	$91,206	$96,925
LTV > 80% (1)	—	—	2,149	2,149
Total Business purpose loans	$—	$5,719	$93,355	$99,074
Nine Months Ended September 30, 2025 Gross write-offs	$—	$31	$1,459	$1,490
Legacy RPL/NPL loans
LTV <= 80% (1)	$—	$—	$377,755	$377,755
LTV > 80% (1)	—	—	46,762	46,762
Total Legacy RPL/NPL loans	$—	$—	$424,517	$424,517
Nine Months Ended September 30, 2025 Gross write-offs	$—	$—	$268	$268
Total LTV <= 80% (1)	$—	$41,093	$1,040,779	$1,081,872
Total LTV > 80% (1)	—	1,354	55,826	57,180
Total Residential whole loans, at carrying value	$—	$42,447	$1,096,605	$1,139,052
Nine Months Ended September 30, 2025 Total Gross write-offs	$—	$31	$1,764	$1,795
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

The following table presents vintage information regarding our Residential whole loans, at fair value:

	Fair Value by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Total
Non-QM loans	$1,233,263	$1,006,871	$565,190	$540,026	$1,132,462	$29,653	$4,507,465
Single-family rental loans	43,816	41,040	219,207	501,361	342,007	7,141	1,154,572
Single-family transitional loans	294,134	308,854	148,401	29,446	4,156	37	785,028
Multifamily transitional loans	—	69,382	267,405	189,128	78,229	—	604,144
Legacy RPL/NPL loans	—	—	—	—	—	581,719	581,719
Other loans	—	—	—	—	51,937	—	51,937
Total Residential whole loans, at fair value	$1,571,213	$1,426,147	$1,200,203	$1,259,961	$1,608,791	$618,550	$7,684,865

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following table presents realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO, recognized in Other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Non-QM loans	$(80)	$—	$(866)	$88
Single-family rental loans	(7,489)	(669)	(11,833)	(2,123)
Single-family transitional loans	(946)	(2,393)	(4,469)	(2,012)
Multifamily transitional loans	(1,353)	(3,802)	(5,602)	(3,910)
Legacy RPL/NPL loans	(184)	(220)	(824)	(1,120)
Other loans	—	—	—	—
Total Residential whole loans	$(10,052)	$(7,084)	$(23,594)	$(9,077)

The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	September 30, 2025
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Non-QM loans	$205,052	$209,456	64%
Business purpose loans:
Single-family rental loans	$32,964	$40,281	94%
Single-family transitional loans	91,025	103,099	78%
Multifamily transitional loans	23,947	46,762	67%
Total Business purpose loans	$147,936	$190,142
Legacy RPL/NPL loans	199,196	216,583	62%
Other loans	—	—	—%
Total Residential whole loans	$552,184	$616,181

	December 31, 2024
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Non-QM loans	$166,299	$169,459	66%
Business purpose loans:
Single-family rental loans	$42,995	$54,732	99%
Single-family transitional loans	109,221	115,972	79%
Multifamily transitional loans	56,970	85,624	79%
Total Business purpose loans	$209,186	$256,328
Legacy RPL/NPL loans	240,356	261,333	63%
Other loans	—	—	—%
Total Residential whole loans	$615,841	$687,120
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following tables present the components of interest income on the Company’s Residential whole loans:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In Thousands)	2025	2024	2025	2024	2025	2024
Non-QM loans	$8,649	$10,357	$68,093	$48,110	$76,742	$58,467
Business purpose loans:
Single-family rental loans	$1,740	$2,285	$19,896	$24,048	$21,636	$26,333
Single-family transitional loans	210	249	18,781	28,237	18,991	28,486
Multifamily transitional loans	—	—	15,356	23,479	15,356	23,479
Total Business purpose loans	$1,950	$2,534	$54,033	$75,764	$55,983	$78,298
Legacy RPL/NPL loans	7,377	7,763	12,709	12,376	20,086	20,139
Other loans	—	—	479	502	479	502
Total Residential whole loans	$17,976	$20,654	$135,314	$136,752	$153,290	$157,406

	Held at Carrying Value		Held at Fair Value		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024	2025	2024
Non-QM loans	$28,069	$33,306	$184,204	$139,771	$212,273	$173,077
Business purpose loans:
Single-family rental loans	$5,433	$7,123	$60,347	$73,876	$65,780	$80,999
Single-family transitional loans	4,038	642	64,497	86,104	68,535	86,746
Multifamily transitional loans	—	—	52,618	73,969	52,618	73,969
Total Business purpose loans	$9,471	$7,765	$177,462	$233,949	$186,933	$241,714
Legacy RPL/NPL loans	21,676	23,696	36,865	40,757	58,541	64,453
Other loans	—	—	1,421	1,544	1,421	1,544
Total Residential whole loans	$59,216	$64,767	$399,952	$416,021	$459,168	$480,788
The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Non-QM loans	$31,465	$94,489	$104,783	$124,058
Business purpose loans:
Single-family rental loans	$16,878	$39,662	$45,888	$57,269
Single-family transitional loans	(1,770)	2,401	(16,488)	(1,720)
Multifamily transitional loans	(7,939)	(15,384)	(9,415)	(42,457)
Total Business purpose loans	$7,169	$26,679	$19,985	$13,092
Legacy RPL/NPL loans	1,769	18,923	1,885	9,002
Other loans	890	3,325	2,631	2,181
Total Residential whole loans	$41,293	$143,416	$129,284	$148,333

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
4.                   Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

The following table presents certain information regarding the composition of the Company’s Agency MBS portfolio:
September 30, 2025

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$258,145	99.0%	99.4%	$256,693	13	8.3%
5.50% Coupon	1,599,791	99.8%	101.1%	1,617,666	12	6.8%
6.00% Coupon	288,323	100.1%	102.5%	295,617	23	8.4%
6.50% Coupon	5,838	101.0%	103.7%	6,055	22	—%
Total	$2,152,097	99.8%	101.1%	$2,176,032	14	7.1%
December 31, 2024

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$71,645	100.2%	96.6%	$69,233	21	3.3%
5.50% Coupon	993,466	100.2%	98.8%	981,796	9	8.2%
6.00% Coupon	313,173	100.1%	100.7%	315,317	14	11.5%
6.50% Coupon	25,607	100.4%	102.7%	26,289	15	36.1%
Total	$1,403,891	100.2%	99.2%	$1,392,635	11	9.2%
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
CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. At September 30, 2025 and December 31, 2024, the Company had $61.2 million and $67.6 million, respectively, of CRT securities. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At September 30, 2025, and December 31, 2024, the Company had $22.4 million and $22.6 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency Eligible investor loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following tables present certain information about the Company’s Agency MBS and other Securities:

September 30, 2025

(In Thousands)	Principal/Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$2,152,097	$6,556	$(11,539)	$—	$2,147,114	$29,882	$(964)	$28,918	$2,176,032
Other Securities (2)(3)(4)	85,185	3,420	(5,138)	(7,191)	76,276	7,496	(147)	7,349	83,625
Total residential mortgage securities (2)(3)(4)	$2,237,282	$9,976	$(16,677)	$(7,191)	$2,223,390	$37,378	$(1,111)	$36,267	$2,259,657

December 31, 2024

(In Thousands)	Principal/Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$1,403,891	$5,534	$(3,525)	$—	$1,405,900	$2,318	$(15,583)	$(13,265)	$1,392,635
Other Securities (2)(3)(4)	146,808	14,747	(5,662)	(23,691)	132,202	13,166	(490)	12,676	144,878
Total residential mortgage securities (2)(3)(4)	$1,550,699	$20,281	$(9,187)	$(23,691)	$1,538,102	$15,484	$(16,073)	$(589)	$1,537,513
(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at September 30, 2025 includes CRT securities with a fair value of $47.8 million for which the fair value option has been elected. Such securities had approximately $2.5 million gross unrealized gains and no gross unrealized losses at September 30, 2025. Amounts disclosed at December 31, 2024 include CRT securities with a fair value of $51.5 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $3.2 million and no gross unrealized losses at December 31, 2024.
(4)Amounts disclosed at September 30, 2025 include Non-Agency MBS with a fair value of $22.4 million for which the fair value option has been elected. Such securities had approximately $0.7 million gross unrealized gains and $0.1 million gross unrealized losses at September 30, 2025. Amounts disclosed at December 31, 2024 include Non-Agency MBS with a fair value of $22.6 million for which the fair value option has been elected. Such securities had $0.5 million gross unrealized gains and $0.5 million gross unrealized losses at December 31, 2024.
Sales of Residential Mortgage Securities

During the third quarter of 2025, the Company sold an agency bond for approximately $18.2 million, realizing a gain of $0.7 million. During the second quarter of 2025, there were no sales of residential mortgage securities. During the first quarter of 2025, the Company sold a CRT security for approximately $2.6 million, realizing a gain of $0.2 million.

During the third quarter of 2024, the Company sold a CRT security for approximately $16.0 million, realizing a gain of $7.3 million. During the second quarter of 2024, the Company sold residential mortgage securities for approximately $29.6 million, realizing gains of $2.7 million. During the first quarter of 2024, there were no sales of residential mortgage securities.
Impairment and Other Net Gain/(Loss) on Securities and Other Portfolio Investments

The following table presents the components of Impairment and other net gain/(loss) on securities and other portfolio investments, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Net unrealized gain/(loss) on securities	$17,798	$16,890	$42,006	$9,591
Net realized gain/(loss) from the sale of securities	668	7,324	902	9,992
Impairment of securities	—	—	—	—
Total Impairment and other net gain/(loss) on securities	18,466	24,214	42,908	19,583
Net unrealized gain/(loss) on other portfolio investments	(488)	(1,286)	2,901	(4,273)
Net realized gain/(loss) on other portfolio investments	26	—	19	—
Total Impairment and other net gain/(loss) on securities and other portfolio investments	$18,004	$22,928	$45,828	$15,310

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities (whose changes in fair value are recorded through OCI) at September 30, 2025.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three and nine months ended September 30, 2025 and 2024.
Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities (whose changes in fair value are recorded through OCI) on its AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$4,889	$17,652	$9,476	$17,698
Unrealized gain/(loss) on securities available-for-sale	32	(202)	(4,329)	2,410
Reclassification adjustment for MBS sales included in net income	(594)	(7,328)	(820)	(9,986)
Change in AOCI from AFS securities	(562)	(7,530)	(5,149)	(7,576)
Balance at end of period	$4,327	$10,122	$4,327	$10,122

Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Agency MBS
Coupon interest	$25,596	$10,967	$69,372	$27,379
Effective yield adjustment (1)(2)	44	(28)	105	(80)
Interest income	$25,640	$10,939	$69,477	$27,299
Other MBS
Coupon interest	$1,420	$2,009	$4,383	$6,170
Effective yield adjustment (1)(2)	648	13	1,146	87
Interest income	$2,068	$2,022	$5,529	$6,257
Term notes backed by MSR collateral
Coupon interest	$—	$1,265	$1,789	$5,026
Effective yield adjustment (2) (3)	—	516	4,361	2,781
Interest income	$—	$1,781	$6,150	$7,807
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
(3)The effective yield adjustment for the nine months ended September 30, 2025 includes $2.6 million of accelerated discount accretion for MSR-related assets that were repaid in full during the second quarter.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
5.    Other Assets

The following table presents the components of the Company’s Other assets at September 30, 2025 and December 31, 2024:

(In Thousands)	September 30, 2025	December 31, 2024
REO	$138,121	$130,854
Commercial REO	18,895	18,373
Goodwill	61,076	61,076
Intangibles, net (1)	2,900	4,800
Capital contributions made to loan origination partners	20,182	16,793
Commercial loans	6,947	7,435
Interest receivable	106,767	104,395
Other loan related receivables	7,776	21,643
Lease right-of-use asset (2)	44,646	35,461
Other	79,711	58,725
Total Other Assets	$487,021	$459,555
(1) Net of aggregate accumulated amortization of $25.1 million and $23.2 million as of September 30, 2025 and December 31, 2024, respectively.
(2) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).
(a) Real Estate Owned and Commercial REO

The following table summarizes the aggregate carrying value of REO properties by loan source prior to foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement.

(Dollars In Thousands)	September 30, 2025	December 31, 2024
Non-QM loans	$8,280	$1,278
Business purpose loans	84,585	71,090
Legacy RPL/NPL loans	45,256	58,486
Total	$138,121	$130,854
Number of properties	373	416
At September 30, 2025, $138.1 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $45.2 million of residential whole loans held at carrying value and $227.5 million of residential whole loans held at fair value at September 30, 2025.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following table presents the activity in the Company’s REO for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands)	2025	2024	2025	2024
Balance at beginning of period	$135,824	$108,013	$130,854	$110,174
Adjustments to record at lower of cost or fair value	(2,281)	(2,180)	(9,059)	(6,137)
Transfer from residential whole loans (1)	29,325	37,132	85,059	82,083
Purchases and capital improvements, net	56	78	373	281
Disposals and other (2)	(24,803)	(15,946)	(69,106)	(59,304)
Balance at end of period	$138,121	$127,097	$138,121	$127,097
Number of properties	373	411	373	411
(1)During the three and nine months ended September 30, 2025, the Company recognized $1.0 million and $(3.4) million of gains/(losses), respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO. During the three and nine months ended September 30, 2024, the Company recognized $(3.4) million and $(5.8) million of gains/(losses), respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO.
(2)During the three and nine months ended September 30, 2025, the Company sold 84 and 285 REO properties for consideration of $27.3 million and $73.3 million, realizing net gains of approximately $2.5 million and $4.8 million, respectively. During the three and nine months ended September 30, 2024, the Company sold 58 and 194 REO properties for consideration of $18.3 million and $68.2 million, realizing net gains of approximately $2.4 million and $8.9 million, respectively. These amounts are included in Other Income/(Loss), net on the Company’s consolidated statements of operations.

Commercial REO

In the third quarter of 2024, the Company received 75% and 49% interests, respectively, in two VIEs through foreclosure of a multifamily property and a senior living facility underlying delinquent commercial mortgage loans. Each of these entities was determined to be a VIE but the Company was not determined to be the primary beneficiary; as a result, the investments in the entities are considered equity method investments. Each entity accounts for its respective commercial REO property (the “Commercial REO”) similarly to the manner in which the Company accounts for its residential REO. The entities generally do not own any other significant assets or carry any significant liabilities, except that the two entities contain properties encumbered by third-party financing. The properties foreclosed in 2024 were considered held-for-investment. During the nine months ended September 30, 2025, the two properties were transferred to held-for-sale status.

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
The amortization period for each of the finite lived intangible assets and the activity for the nine months ended September 30, 2025 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2024	Amortization Nine months ended September 30, 2025	Carrying Value at September 30, 2025	Amortization Period (Years) (1)
Trademarks / Trade Names	$2,600	$(300)	$2,300	10
Customer Relationships	1,000	(1,000)	—	4
Internally Developed Software	1,200	(600)	600	5
Total Identified Intangibles	$4,800	$(1,900)	$2,900
(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At September 30, 2025, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $20.2 million, including $5.1 million of common equity (including partnership interests) and $15.1 million of preferred equity.

During the nine months ended September 30, 2025 and 2024, there were no impairment charges recorded by the Company on its investments in loan origination partners.

Prior to December 31, 2024, the Company had elected to account for certain of these investments pursuant to the fair value option, where changes in estimated fair value were recorded on the statement of operations. Such changes in estimated fair value resulted in gains (losses) being recorded of $0.0 million and $3.4 million during the three and nine months ended September 30, 2025, and $(1.5) million and $(3.0) million during the three and nine months ended September 30, 2024.

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
The following table presents certain additional information about the Company’s commercial mortgage loans as of September 30, 2025 and December 31, 2024:

(Dollars In Thousands)	Fair Value / Carrying Value	UPB	Weighted Average Coupon	Weighted Average Term to Maturity (Months)	UPB 60+ Days Delinquent	Weighted Average LTV Ratio
Commercial Loans - September 30, 2025	$6,947	$9,385	11.26%	0	$9,385	142%
Commercial Loans - December 31, 2024	$7,435	$9,385	11.48%	0	$4,875	82%
(e) Derivative Instruments

Swaps

The Company’s derivative instruments include both interest rate swap agreements and ERIS swap futures, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At September 30, 2025, none of the Company’s Swaps were designated as hedges for accounting purposes.

Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following table presents the assets pledged as collateral against the Company’s Swaps:

(In Thousands)	September 30, 2025	December 31, 2024
Agency MBS, at fair value	$33,032	$44,411
Restricted Cash	20,478	16,567

As of September 30, 2025, the Company had Swaps with an aggregate notional amount of $3.8 billion and an average maturity of approximately 44 months with a maximum term of approximately 108 months. The following table presents information about the Company’s Swaps at September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
Maturity (1)	Notional Amount (2)	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (3)	Notional Amount (2)	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (3)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$450,000	1.16%	4.49%
Over 30 days to 3 months	—	—	—	100,000	1.65	4.49
Over 3 months to 6 months	—	—	—	125,000	2.69	4.49
Over 6 months to 12 months	—	—	—	—	—	—
Over 12 months to 24 months	1,591,500	1.74	4.24	450,000	1.12	4.49
Over 24 months to 36 months	361,500	3.33	4.24	1,045,000	1.84	4.49
Over 36 months to 48 months	332,800	2.96	4.24	24,600	4.28	4.49
Over 48 months to 60 months	793,700	3.37	4.24	574,000	3.28	4.49
Over 60 months to 72 months	—	—	—	—	—	—
Over 72 months	694,100	3.31	4.24	545,150	3.42	4.49
Total Swaps	$3,773,600	2.63%	4.24%	$3,313,750	2.20%	4.49%
(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)As of September 30, 2025, the aggregate notional amounts of Swaps include $2.1 billion of interest rate swap agreements and $1.7 billion of ERIS swap futures. As of December 31, 2024, all aggregate notional amounts of Swaps were from interest rate swap agreements.
(3)Reflects the benchmark variable rate due from the counterparty at the date presented. This rate adjusts daily based on SOFR.
Impact of Derivative Instruments on Earnings

The following table present the components of Net gain/(loss) on derivatives used for risk management purposes, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Income on Swaps variable receive leg	$39,383	$45,773	$110,311	$134,082
Expense on Swaps fixed pay leg	(23,383)	(15,903)	(63,574)	(46,188)
Unrealized mark-to-market gain/(loss)	(5,981)	(57,099)	(66,214)	(44,155)
Net price alignment expense on margin collateral received	(974)	(2,059)	(3,609)	(6,999)
Realized gain/(loss) on terminated Swaps	(8,845)	(27,530)	(26,020)	(27,530)
Total Net gain/(loss) on derivatives used for risk management purposes	$200	$(56,818)	$(49,106)	$9,210

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
6.      Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at September 30, 2025 and December 31, 2024:

	September 30, 2025
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,250,481	$1,249,862	6.08%	9.2
Agreements with mark-to-market collateral provisions	Securities	1,878,417	1,878,417	4.50%	0.3
Total Agreements with mark-to-market collateral provisions		$3,128,898	$3,128,279	5.25%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	166,243	166,126	6.93%	23.1
Securitized debt	Residential whole loans	6,396,928	6,353,974	5.12%	See Note 14
Other secured financing (3)	Other	9,035	9,035	6.94%	56.6
8.875% Senior Notes due 2029	Unsecured	115,000	111,841	9.83%	40.6
9.00% Senior Notes due 2029	Unsecured	75,000	72,736	9.94%	46.5
Impact of net Swap carry				(0.65)%
Total Financing agreements (2)		$9,891,104	$9,841,991	4.64%

	December 31, 2024
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,321,584	$1,321,043	6.72%	7.9
Agreements with mark-to-market collateral provisions	Securities	1,279,007	1,279,007	5.02%	0.2
Total Agreements with mark-to-market collateral provisions		$2,600,591	$2,600,050	6.01%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	577,231	576,774	7.31%	10.4
Securitized debt	Residential whole loans	5,891,815	5,794,977	4.98%	See Note 14
8.875% Senior Notes due 2029	Unsecured	115,000	111,270	9.83%	49.5
9.00% Senior Notes due 2029	Unsecured	75,000	72,390	9.94%	55.5
Impact of net Swap carry				(1.07)%
Total Financing agreements (2)		$9,259,637	$9,155,461	4.47%
(1)The Company has both financing agreements held at fair value and financing agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At September 30, 2025, the Company had $65.6 million of agreements with mark-to-market collateral provisions held at fair value, $39.7 million of agreements with non-mark-to-market collateral provisions held at fair value, and $5.8 billion of securitized debt held at fair value, with amortized cost bases of $65.6 million, $39.7 million, and $5.8 billion, respectively. At December 31, 2024, the Company had $19.8 million of agreements with mark-to-market collateral provisions held at fair value, $284.8 million of agreements with non-mark-to-market collateral provisions held at fair value, and $5.2 billion of securitized debt held at fair value, with amortized cost bases of $19.8 million, $284.8 million, and $5.3 billion, respectively.
(2)Weighted average cost of funding reflects annualized quarter-to-date interest expense (inclusive of the amortization of deferred financing costs) divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net Swap carry (the difference between Swap interest income received and Swap interest expense paid) on the Company’s Swaps. For the three months ended September 30, 2025, this decreased the overall funding cost by 65 basis points, and for the three months ended December 31, 2024, this decreased the overall funding cost by 107 basis points. The Company does not allocate the impact of the net Swap carry by type of financing agreement.
(3)Up to $5 million of the unpaid principal balance is subject to a 60-day call period at the counterparty’s option.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of September 30, 2025
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential whole loans	$587,975	$111,768	$316,774	$233,964	$1,250,481
Agreements with mark-to-market collateral provisions	Securities	1,878,417	—	—	—	1,878,417
Total Agreements with mark-to-market collateral provisions		2,466,392	111,768	316,774	233,964	3,128,898
Agreements with non-mark-to-market collateral provisions	Residential whole loans	79,026	—	—	87,217	166,243
(1)$2.4 billion of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an agreement with mark-to-market collateral provisions with $191.2 million outstanding. The longest maturity date is approximately 48 months.

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at September 30, 2025 and December 31, 2024:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Mark-to-market financing agreements secured by residential whole loans (1)	$1,230,756	$1,295,653
Fair value of residential whole loans pledged as collateral under financing agreements	$1,554,603	$1,608,344
Weighted average haircut on residential whole loans (2)	20.81%	19.24%
Mark-to-market financing agreements secured by securities at fair value	$1,878,417	$1,279,007
Securities at fair value pledged as collateral under financing agreements	$1,960,923	$1,352,918
Weighted average haircut on securities at fair value (2)	4.13%	4.99%
Mark-to-market financing agreements secured by real estate owned	$19,106	$25,390
Fair value of real estate owned pledged as collateral under financing agreements	$41,645	$62,659
Weighted average haircut on real estate owned (2)	47.51%	55.71%
(1)Includes an aggregate of $482.9 million and $394.9 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $627.8 million and $506.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of September 30, 2025 and December 31, 2024, respectively.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the amount borrowed.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at September 30, 2025 and December 31, 2024:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Non-mark-to-market financing secured by residential whole loans	$166,126	$576,774
Fair value of residential whole loans pledged as collateral under financing agreements	$208,911	$740,494
Weighted average haircut on residential whole loans	18.15%	21.40%
Non-mark-to-market financing secured by real estate owned	$—	$—
Fair value of real estate owned pledged as collateral under financing agreements	$—	$—
Weighted average haircut on real estate owned	—%	—%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements including securitized debt, of $40.3 million and $32.1 million at September 30, 2025 and December 31, 2024, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,295,142	5.07%	$3,177,822	5.85%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$3,295,142	5.07%	$3,177,822	5.85%

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
SEPTEMBER 30, 2025
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

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 17 and 15 counterparties at September 30, 2025 and December 31, 2024, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2025:

	September 30, 2025
Counterparty	Amount at Risk (1)	Weighted Average Months to Maturity	Percent of Stockholders’ Equity
(Dollars in Thousands)
Wells Fargo	$111,629	0.9	6.13%
Barclays	$116,526	5.6	6.40%
(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.

(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1)	Total
Assets:
Residential whole loans (2)	$7,610,771	$208,911	$928,382	$8,748,064
Securities, at fair value	—	—	1,960,923	1,960,923
Other assets: REO	48,487	—	36,876	85,363
Total	$7,659,258	$208,911	$2,926,181	$10,794,350

	December 31, 2024
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1)	Total
Assets:
Residential whole loans (2)	$6,886,776	$740,260	$1,107,079	$8,734,115
Securities, at fair value	—	—	1,352,918	1,352,918
Other assets: REO	26,934	—	56,505	83,439
Total	$6,913,710	$740,260	$2,516,502	$10,170,472
(1)An aggregate of $20.9 million and $27.1 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financing agreements had also been pledged as of September 30, 2025 and December 31, 2024, respectively.
(2)Includes an aggregate of $482.9 million and $394.9 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $627.8 million and $506.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of September 30, 2025 and December 31, 2024, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at September 30, 2025 and December 31, 2024:

(In Thousands)	September 30, 2025	December 31, 2024
Payable for unsettled investment purchases	$116,939	$63,094
Dividends and dividend equivalents payable	37,330	36,021
Lease liability	51,491	41,050
Accrued interest payable	33,036	33,050
Accrued expenses and other	195,183	239,136
Total Other Liabilities	$433,979	$412,351
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of September 30, 2025, December 31, 2024 or September 30, 2024. As of the date of this filing, the Company’s tax returns for tax years 2022 through 2024 are open to examination.
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at September 30, 2025 and December 31, 2024 are presented in the following table:

(In Thousands)	September 30, 2025	December 31, 2024
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$102,603	$89,910
Unrealized mark-to-market, impairments and loss provisions	17,644	18,004
Other realized / unrealized treatment differences	(34,672)	(45,234)
Total deferred tax assets	85,575	62,680
Less: valuation allowance	(85,575)	(62,680)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at September 30, 2025 is dependent on several factors, including generating sufficient taxable income to utilize net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

No net deferred tax benefit was recorded by the Company for the three and nine months ended September 30, 2025 and 2024, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At September 30, 2025, the Company’s federal NOL carryforward from prior years was $354.0 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The following table summarizes the Company’s income tax provision/(benefit) primarily recorded at the Company’s domestic TRS entities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Current provision/(benefit)
Federal	$(2)	$1,190	$(489)	$1,882
State	(99)	328	(246)	515
Total current provision/(benefit)	(101)	1,518	(735)	2,397
Deferred provision/(benefit)
Federal	—	—	—	399
State	—	—	—	117
Total deferred provision/(benefit)	—	—	—	516
Total provision/(benefit)	$(101)	$1,518	$(735)	$2,913

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Federal statutory rate	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	(16.5)%	(14.7)%
Other differences in taxable income/(loss) from GAAP	(13.7)%	1.3%
State and local taxes	(0.2)%	(0.1)%
Change in valuation allowance on DTAs	8.7%	(5.5)%
Effective tax rate	(0.7)%	2.0%
9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the three months ended September 30, 2025 and 2024, the Company recorded an expense in connection with this lease of approximately $1.4 million and $1.3 million, respectively, and $4.0 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively. The original term specified in this lease is approximately fifteen years with a termination date of December 2036 and an option to renew for an additional five years.

Additionally, in December 2024, Lima One executed a new office lease for its headquarters in Greenville, South Carolina. Lima One moved into the new office space on July 15, 2025. For the three and nine months ended September 30, 2025, the Company recorded an expense in connection with this lease of approximately $0.6 million and $1.5 million, respectively. The original term specified in this lease is approximately nine years with a termination date of December 2033 and two options to renew for an additional four years for the first extension and an additional five years for the second extension.

The Company recognized total lease expense of $2.2 million, and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and $6.7 million and $5.3 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in Other general and administrative expense on the Company’s consolidated statements of operations.

At September 30, 2025, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) for the Company’s lease commitments were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2025 (1)	$1,735
2026	6,946
2027	7,267
2028	7,083
2029	7,065
Thereafter	45,291
Total	$75,387
Present Value Discount	(23,896)
Total Lease Liability (Note 7)	$51,491
(1) Reflects contractual minimum rental payments due for the period from October 01, 2025 through December 31, 2025.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of September 30, 2025, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(c) Loan Commitments

At September 30, 2025, the Company had unfunded commitments in connection with its Single-family and Multifamily transitional loans of $266.6 million and $30.3 million, respectively (see Note 3). These commitments are subject to certain conditions that the respective borrowers must meet before funding is required. In addition, from time to time, Lima One makes short-term commitments to originate mortgage loans; such commitments were not significant at September 30, 2025.
(d) Guarantee

In connection with one of its investments in a loan origination partner, as of September 30, 2025, the Company has guaranteed up to $51 million of such investee’s warehouse financing. As of September 30, 2025, the Company has not recorded a loss in connection with this guarantee.
(e) Litigation

The Company reserves for contingent liabilities when it is determined that a liability is probable and reasonably estimable. Litigation is subject to many factors that are difficult to predict, so there can be no assurance that, in the event of a material unfavorable result in one or more claims, the Company will not incur material costs.

The Company is not presently named as defendant in any material litigation arising outside the ordinary course of business. However, the Company is from time to time involved in litigation arising in the course of its business activities. During the three months ended September 30, 2025, the Company recorded an aggregate litigation reserve totaling $1.2 million within Other Income/(Loss), net and estimates additional reasonably possible losses of up to $6.6 million.
10.    Stockholders’ Equity

(a) Preferred Stock

7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)
On April 15, 2013, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. On August 15, 2025, the Company filed an articles supplementary to the amended and restated articles of incorporation, which increased the number of authorized shares of Series B Preferred Stock to 12.1 million from 8.1 million. Also on August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may, from time to time, offer and sell shares of its preferred stock having an aggregate gross sales price of up to $100.0 million. During the three months ended September 30, 2025, approximately 72,000 shares of Series B Preferred Stock were issued for gross proceeds of approximately $1.5 million.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2024 through September 30, 2025:

Declaration Date	Record Date	Payment Date	Annual Dividend Rate	Dividend Per Share
August 21, 2025	September 4, 2025	September 30, 2025	7.50%	$0.46875
May 19, 2025	June 4, 2025	June 30, 2025	7.50	0.46875
February 18, 2025	March 4, 2025	March 31, 2025	7.50	0.46875
November 20, 2024	December 3, 2024	December 31, 2024	7.50	0.46875
August 16, 2024	August 30, 2024	September 30, 2024	7.50	0.46875
May 21, 2024	June 5, 2024	June 28, 2024	7.50	0.46875
February 20, 2024	March 5, 2024	March 28, 2024	7.50	0.46875
6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”)

On February 28, 2020, the Company amended its charter through the filing of articles supplementary to reclassify 12,650,000 shares of the Company’s authorized but unissued common stock as shares of the Company’s Series C Preferred Stock. On March 2, 2020, the Company completed the issuance of 11.0 million shares of its Series C Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The total net proceeds the Company received from the offering were approximately $266.0 million, after deducting offering expenses and the underwriting discount. On August 15, 2025, the Company filed an articles supplementary to the amended and restated articles of incorporation, which increased the number of authorized shares of Series C Preferred Stock to 16.7 million from 12.7 million. Also on August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may, from time to time, offer and sell shares of its preferred stock having an aggregate gross sales price of up to $100.0 million. During the three months ended September 30, 2025, approximately 123,000 shares of Series B Preferred Stock were issued for gross proceeds of approximately $3.0 million.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2024 through September 30, 2025:

Declaration Date	Record Date	Payment Date	Annual Dividend Rate	Dividend Per Share
September 2, 2025	September 4, 2025	September 30, 2025	9.90226%	$0.639521
May 19, 2025	June 4, 2025	June 30, 2025	9.90578	0.619110
February 18, 2025	March 4, 2025	March 31, 2025	6.50000	0.406250
November 20, 2024	December 3, 2024	December 31, 2024	6.50000	0.406250
August 16, 2024	August 30, 2024	September 30, 2024	6.50000	0.406250
May 21, 2024	June 5, 2024	June 28, 2024	6.50000	0.406250
February 20, 2024	March 5, 2024	March 28, 2024	6.50000	0.406250
(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2024 through September 30, 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share
September 11, 2025	September 30, 2025	October 31, 2025	$0.36	(1)
June 12, 2025	June 30, 2025	July 31, 2025	0.36
March 6, 2025	March 31, 2025	April 30, 2025	0.36
December 11, 2024	December 31, 2024	January 31, 2025	0.35
September 12, 2024	September 27, 2024	October 31, 2024	0.35
June 11, 2024	June 28, 2024	July 31, 2024	0.35
March 7, 2024	March 28, 2024	April 30, 2024	0.35
(1) At September 30, 2025, the Company had accrued dividends and dividend equivalents payable of $37.3 million related to the common stock dividend declared on September 11, 2025.
(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 27, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering common stock for sale through its DRSPP. Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and registered an aggregate of 2.0 million shares of common stock. The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments. The DRSPP shelf registration statement expired by its terms on September 27, 2025.

The Company did not issue any shares pursuant to its DRSPP during the nine months ended September 30, 2025 and 2024. From the inception of the DRSPP in September 2003 through September 27, 2025, the Company issued 8,848,219 shares pursuant to the DRSPP, raising net proceeds of $290.8 million.
(d)  Preferred Stock At-the-Market Offering Program
On August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may, from time to time, offer and sell shares of its Series B Preferred Stock and/or its Series C Preferred Stock having an aggregate gross sales price of up to $100.0 million, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (the “Preferred Stock ATM Program”). The Company sold an aggregate of approximately 195,000 shares of preferred stock through the Preferred Stock ATM Program during the current quarter for gross sales proceeds of approximately $4.5 million. As of September 30, 2025, approximately $95.5 million remained available under the Preferred Stock ATM Program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(e) Common Stock At-the-Market Offering Program

On August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $300.0 million, from time to time, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (the “Common Stock ATM Program”). The prior distribution agreement entered into on February 29, 2024, which had substantially the same terms, was terminated.

The Company did not sell any shares of common stock through the Common Stock ATM Program during the nine months ended September 30, 2025 and 2024.

(f)  Stock Repurchase Program

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

During the three and nine months ended September 30, 2025, the Company repurchased 485,652 shares of its common stock through the stock repurchase program at an average cost of $10.31 per share and a total cost of approximately $5.0 million, net of fees and commissions paid to the sales agent of approximately $5,000. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2024. At September 30, 2025, approximately $195 million remained available under the current authorization for the purchase of the Company’s common stock under the stock repurchase program.
(g) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$4,889	$—	$4,889	$9,476	$—	$9,476
OCI before reclassifications	32	—	32	(4,329)	—	(4,329)
Amounts reclassified from AOCI	(594)	—	(594)	(820)	—	(820)
Net OCI during the period (2)	(562)	—	(562)	(5,149)	—	(5,149)
Balance at end of period	$4,327	$—	$4,327	$4,327	$—	$4,327
(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2) For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

11.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2025	2024	2025	2024
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$48,104	$48,183	$122,464	$113,342
Dividends declared on preferred stock	(10,834)	(8,219)	(29,613)	(24,656)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(188)	(94)	(593)	(367)
Net income/(loss) attributable to common stockholders - basic	$37,082	$39,870	$92,258	$88,319
Basic weighted average common shares outstanding	103,683	103,647	103,721	103,423
Basic Earnings/(Loss) per Share	$0.36	$0.38	$0.89	$0.85

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$37,082	$39,870	$92,258	$88,319
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	—	—	—
Interest expense on Convertible Senior Notes	—	—	—	—
Net income/(loss) attributable to common stockholders - diluted	$37,082	$39,870	$92,258	$88,319
Basic weighted average common shares outstanding	103,683	103,647	103,721	103,423
Unvested and vested restricted stock units	2,063	2,744	1,871	2,508
Effect of assumed conversion of Convertible Senior Notes to common shares	—	—	—	—
Diluted weighted average common shares outstanding (1)	105,746	106,391	105,592	105,931
Diluted Earnings/(Loss) per Share	$0.35	$0.37	$0.87	$0.83
(1)At September 30, 2025 and 2024, the Company had approximately 707,000 and 235,000 equity instruments outstanding that were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2025 and 2024, as they were determined to be anti-dilutive. These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $10.38 and $11.25, respectively. These equity instruments may have a dilutive impact on future EPS.
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
SEPTEMBER 30, 2025
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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.2 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit. At September 30, 2025, approximately 9.0 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan. A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock. Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 3, 2035.
Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date. Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of September 30, 2025 are designated to be settled in shares of the Company’s common stock. The Company granted 0 and 1,560,201 RSUs during the three and nine months ended September 30, 2025, respectively, and granted 0 and 1,881,837 RSUs during the three and nine months ended September 30, 2024, respectively. There were 70,994 and 344,977 RSUs forfeited during the three and nine months ended September 30, 2025, respectively, and 304,440 and 670,674 RSUs forfeited during the three and nine months ended September 30, 2024, respectively. There were 489,212 and 129,949 RSUs surrendered to satisfy tax obligations during the nine months ended September 30, 2025 and 2024, respectively. All holders of RSUs outstanding at September 30, 2025 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time of settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled. At September 30, 2025 and December 31, 2024, the Company had unrecognized compensation expense of $8.8 million and $6.3 million, respectively, related to RSUs. The unrecognized compensation expense at September 30, 2025, is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the nine months ended September 30, 2025 and 2024. At September 30, 2025, the Company did not have any unvested shares of restricted common stock outstanding, and no restricted shares vested during the nine months ended September 30, 2025 and 2024.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock. Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion. Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest. The Company made dividend equivalent payments associated with RSU awards of approximately $0.6 million and $3.3 million during the three and nine months ended September 30, 2025, respectively, and approximately $0.3 million and $2.1 million during the three and nine months ended September 30, 2024, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the nine months ended September 30, 2025 and 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
RSUs	$1,861	$2,104	$10,187	$12,247
Total	$1,861	$2,104	$10,187	$12,247
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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date. The following table presents the Company’s expenses (reversal) related to its Deferred Plans for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Non-employee directors	$23	$574	$24	$588
Total	$23	$574	$24	$588

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2025 and December 31, 2024 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,661	$2,520	$2,734	$2,561
Total	$2,661	$2,520	$2,734	$2,561
(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2025 and December 31, 2024, which had not been distributed through such respective date.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
SEPTEMBER 30, 2025
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at September 30, 2025

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$51,937	$7,632,928	$7,684,865
Securities, at fair value	—	2,259,657	—	2,259,657
Total assets carried at fair value	$—	$2,311,594	$7,632,928	$9,944,522
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$39,717	$39,717
Agreements with mark-to-market collateral provisions	—	—	65,615	65,615
Securitized debt	—	5,847,247	—	5,847,247
Total liabilities carried at fair value	$—	$5,847,247	$105,332	$5,952,579

Fair Value at December 31, 2024

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$52,073	$7,459,137	$7,511,210
Securities, at fair value	—	1,537,513	—	1,537,513
Total assets carried at fair value	$—	$1,589,586	$7,459,137	$9,048,723
Liabilities:
Agreements with non-mark-to-market collateral provisions	—	—	284,843	284,843
Agreements with mark-to-market collateral provisions	—	—	19,782	19,782
Securitized debt	—	5,211,380	—	5,211,380
Total liabilities carried at fair value	$—	$5,211,380	$304,625	$5,516,005

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and nine months ended September 30, 2025 and 2024 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Balance at beginning of period	$7,577,178	$7,719,191	$7,459,137	$7,455,729
Purchases and originations	601,317	432,232	1,748,138	1,456,353
Draws	77,373	132,944	282,224	448,849
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	51,301	137,859	145,804	164,748
Repayments	(556,736)	(532,502)	(1,696,053)	(1,434,164)
Loan sales and repurchases	(92,543)	(235,582)	(231,392)	(409,420)
Transfer to REO	(24,962)	(35,310)	(74,930)	(63,263)
Balance at end of period	$7,632,928	$7,618,832	$7,632,928	$7,618,832

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following table presents additional information for the three and nine months ended September 30, 2025 and 2024 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Balance at beginning of period	$76,880	$377,252	$284,843	$469,424
Issuances	—	—	—	112,740
Payment of principal	(37,163)	(154,989)	(245,126)	(359,901)
Changes in unrealized losses	—	—	—	—
Balance at end of period	$39,717	$222,263	$39,717	$222,263

The following table presents additional information for the three and nine months ended September 30, 2025 and 2024 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Balance at beginning of period	$197,424	$290,228	$19,782	$178,864
Issuances	—	12,323	191,050	126,924
Payment of principal	(131,809)	(108,427)	(145,217)	(111,664)
Changes in unrealized losses	—	—	—	—
Balance at end of period	$65,615	$194,124	$65,615	$194,124

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of September 30, 2025 and December 31, 2024, dollars in thousands:

September 30, 2025
Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range
				Min	Max
$7,276,067	Discounted cash flow	Discount rate	6.7%	5.7%	20.0%
		Prepayment rate	17.0%	—%	51.0%
		Default rate	1.7%	—%	68.8%
		Loss severity	11.7%	—%	100.0%
$312,558	Liquidation model	Discount rate	8.7%	8.0%	20.0%
		Annual change in home prices	2.4%	(2.6)%	9.3%
		Liquidation timeline (in years)	1.8	0.8	4.5
		Current value of underlying properties (3)	$697	$19	$10,000
$7,588,625
(1)Excludes approximately $44.3 million of Residential whole loans, at fair value, with a UPB of $76.3 million, which were marked-to-market, but not based on a model, at September 30, 2025.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2025 and December 31, 2024:

	September 30, 2025	September 30, 2025		December 31, 2024
(In Thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential whole loans	3	$8,761,897	$8,770,587	$8,759,151	$8,743,881
Residential whole loans	2	51,937	51,937	52,073	52,073
Securities, at fair value	2	2,259,657	2,259,657	1,537,513	1,537,513
Cash and cash equivalents	1	305,172	305,172	338,931	338,931
Restricted cash	1	231,797	231,797	262,381	262,381
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	166,126	166,243	576,774	577,231
Financing agreements with mark-to-market collateral provisions	3	1,249,862	1,250,481	1,321,041	1,321,584
Financing agreements with mark-to-market collateral provisions	2	1,878,417	1,878,417	1,279,007	1,279,007
Securitized debt	2	6,353,973	6,305,510	5,794,977	5,724,702
Other secured financing	3	9,035	9,035	—	—
8.875% Senior Notes	2	111,841	114,294	111,270	115,720
9.00% Senior Notes	2	72,736	75,038	72,390	75,218
(1)Carrying value of securitized debt, 8.875% Senior Notes, 9.00% Senior Notes, and certain repurchase agreements is net of associated debt issuance costs.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO and Commercial REO (see Note 5) at the lower of the current carrying amount or fair value less estimated selling costs. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

REO - During the nine months ended September 30, 2025 and 2024, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $85.1 million and $82.1 million, respectively, at the time of foreclosure. During the nine months ended September 30, 2025, the Company reclassified three REO properties originally classified as held for investment to held for sale status and marked them down to their estimated fair value, less estimated cost to sell, of $10.4 million.

Commercial REO - During the nine months ended September 30, 2025, the Company did not record any new Commercial REO, but recorded valuation adjustments on existing Commercial REO totaling $(1.5) million. During the nine months ended September 30, 2024, the Company recognized at fair value two properties considered Commercial REO at $28.4 million and $40.0 million, of which the Company’s 75% and 49% interests were $10.3 million and $4.9 million (net of related third-party financing), respectively. During the nine months ended September 30, 2024, the Company recorded valuation adjustments on Commercial REO totaling $(0.7) million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of September 30, 2025 and December 31, 2024:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Aggregate unpaid principal balance of residential whole loans sold	$11,269,588	$9,924,643
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$9,902,550	$8,655,017
Outstanding amount of Senior Bonds, at carrying value (1)	$506,727	$583,597
Outstanding amount of Senior Bonds, at fair value	$5,847,247	$5,211,380
Outstanding amount of Senior Bonds, total	$6,353,974	$5,794,977
Weighted average rate for Senior Bonds issued (2) (3)	5.16%	5.02%
Weighted average contractual maturity of Senior Bonds (3)	36 years	36 years
Face amount of Senior Support Certificates received by the Company (4)	$1,319,362	$1,222,029
Cash received	$9,821,597	$8,574,069
(1)Net of $0.9 million and $1.1 million of deferred financing costs at September 30, 2025 and December 31, 2024, respectively.
(2)At September 30, 2025, 99.6% and 0.4% of Senior Bonds had a fixed and variable rate, respectively. At December 31, 2024, all Senior Bonds had a fixed rate.
(3)At September 30, 2025 and December 31, 2024, $4.8 billion and $4.2 billion, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 150, or 300 basis points at defined dates ranging from 30 months, up to 48 months from issuance if the bond is not redeemed before such date.
(4)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three and nine months ended September 30, 2025, the Company issued Senior Bonds with a current face of $672.8 million and $1.2 billion to third-party investors for proceeds of $672.8 million and $1.2 billion before offering costs and accrued interest. During the three and nine months ended September 30, 2024, the Company issued Senior Bonds with a current face of $579.5 million and $1.2 billion to third-party investors for proceeds of $561.4 million and $1.2 billion before offering costs and accrued interest. The Senior Bonds issued by the Company during the three and nine months ended September 30, 2025 and September 30, 2024 are included in Financing agreements on the Company’s consolidated balance sheets (see Note 6). During the three months ended June 30, 2024, the Company liquidated one SPE (which had been formed in 2021) and repaid the remaining $68.1 million of outstanding Senior Bonds issued by such SPE. During the three months ended September 30, 2024, the Company redeemed one SPE (which had been formed in 2022) and repaid the remaining $176.3 million of outstanding Senior Bonds issued by such SPE.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
As of September 30, 2025 and December 31, 2024, as a result of the transactions described above, securitized loans of approximately $7.6 billion and $6.9 billion are included in Residential whole loans and REO with a carrying value of approximately $48.5 million and $26.9 million are included in Other assets on the Company’s consolidated balance sheets, respectively. As of September 30, 2025 and December 31, 2024, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $6.4 billion and $5.8 billion, respectively.  These Senior Bonds are disclosed as Securitized debt and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The Company also has interests in certain entities which are deemed to be VIEs that hold commercial property (see Note 5). The Company’s maximum exposure to loss with respect to these entities is their carrying value, which aggregated $18.9 million at September 30, 2025.

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of September 30, 2025 and December 31, 2024 are a total of $8.8 billion and $8.8 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
15. Segment Reporting

At September 30, 2025, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured senior notes (see Note 6), securitization issuance costs, and preferred stock dividends. The Company’s segments are managed by its “chief operating decision maker” or “CODM” as defined under GAAP; the Company’s CODM is its Chief Executive Officer. The CODM utilizes the segment reporting as part of their analysis of relative segment performance in deciding where to focus resources to enhance the Company’s future performance.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended September 30, 2025
Interest Income	$128,336	$54,710	$2,745	$185,791
Interest Expense	89,849	34,599	4,553	129,001
Net Interest Income/(Expense)	$38,487	$20,111	$(1,808)	$56,790
Reversal/(Provision) for Credit Losses on Residential Whole Loans	(276)	—	—	(276)
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$38,211	$20,111	$(1,808)	$56,514

Net gain/(loss) on residential whole loans measured at fair value through earnings	$34,969	$6,324	$—	$41,293
Impairment and other net gain/(loss) on securities and other portfolio investments	17,978	26	—	18,004
Net gain/(loss) on real estate owned	1,691	(1,391)	—	300
Net gain/(loss) on derivatives used for risk management purposes	163	37	—	200
Net gain/(loss) on securitized debt measured at fair value through earnings	(22,267)	(2,379)	—	(24,646)
Lima One mortgage banking income	—	5,594	—	5,594
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	—	—
Other, net	(1,114)	(8,814)	142	(9,786)
Other Income/(Loss), net	$31,420	$(603)	$142	$30,959

Compensation and benefits	$—	$9,271	$8,914	$18,185
Other general and administrative expense	—	5,237	5,532	10,769
Loan servicing, financing and other related costs	4,550	1,911	3,755	10,216
Amortization of intangible assets	—	300	—	300
Income/(loss) before income taxes	$65,081	$2,789	$(19,867)	$48,003
Provision for/(benefit from) income taxes	—	—	(101)	(101)
Net Income/(Loss)	$65,081	$2,789	$(19,766)	$48,104

Less Preferred Stock Dividend Requirement	$—	$—	$10,834	$10,834
Net Income/(Loss) Available to Common Stock and Participating Securities	$65,081	$2,789	$(30,600)	$37,270

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended September 30, 2024
Interest Income	$101,374	$77,234	$3,366	$181,974
Interest Expense	72,373	54,460	4,516	131,349
Net Interest Income/(Expense)	$29,001	$22,774	$(1,150)	$50,625
Reversal/(Provision) for Credit Losses on Residential Whole Loans	1,942	—	—	1,942
Provision for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$30,943	$22,774	$(1,150)	$52,567

Net gain/(loss) on residential whole loans measured at fair value through earnings	$117,957	$25,459	$—	$143,416
Impairment and other net gain/(loss) on securities and other portfolio investments	24,431	—	(1,503)	22,928
Net gain/(loss) on real estate owned	656	(415)	—	241
Net gain/(loss) on derivatives used for risk management purposes	(42,823)	(13,995)	—	(56,818)
Net gain/(loss) on securitized debt measured at fair value through earnings	(53,766)	(21,507)	—	(75,273)
Lima One mortgage banking income	—	8,921	—	8,921
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	—	—
Other, net	163	(3,757)	463	(3,131)
Other Income/(Loss), net	$46,618	$(5,294)	$(1,040)	$40,284

Compensation and benefits	$—	$10,757	$11,660	$22,417
Other general and administrative expense	70	5,068	6,292	11,430
Loan servicing, financing and other related costs	4,297	595	3,611	8,503
Amortization of intangible assets	—	800	—	800
Income/(loss) before income taxes	$73,194	$260	$(23,753)	$49,701
Provision for/(benefit from) income taxes	—	—	1,518	1,518
Net Income/(Loss)	$73,194	$260	$(25,271)	$48,183

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$73,194	$260	$(33,490)	$39,964

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Nine months ended September 30, 2025
Interest Income	$367,089	$179,812	$7,739	$554,640
Interest Expense	251,633	113,769	13,635	379,037
Net Interest Income/(Expense)	$115,456	$66,043	$(5,896)	$175,603
Reversal/(Provision) for Credit Losses on Residential Whole Loans	(1,212)	—	—	(1,212)
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$114,244	$66,043	$(5,896)	$174,391

Net gain/(loss) on residential whole loans measured at fair value through earnings	$111,749	$17,535	$—	$129,284
Impairment and other net gain/(loss) on securities and other portfolio investments	42,420	19	3,389	45,828
Net gain/(loss) on real estate owned	386	(4,505)	—	(4,119)
Net gain/(loss) on derivatives used for risk management purposes	(40,689)	(8,417)	—	(49,106)
Net gain/(loss) on securitized debt measured at fair value through earnings	(48,024)	(5,658)	—	(53,682)
Lima One mortgage banking income	—	17,118	—	17,118
Net realized gain/(loss) on residential whole loans held at carrying value	(882)	—	—	(882)
Other, net	(3,982)	(15,208)	2,470	(16,720)
Other Income/(Loss), net	$60,978	$884	$5,859	$67,721

Compensation and benefits	$—	$28,764	$31,986	$60,750
Other general and administrative expense	(22)	14,480	17,223	31,681
Loan servicing, financing and other related costs	13,581	4,855	7,616	26,052
Amortization of intangible assets	—	1,900	—	1,900
Income/(loss) before income taxes	$161,663	$16,928	$(56,862)	$121,729
Provision for/(benefit from) income taxes	—	—	(735)	(735)
Net Income/(Loss)	$161,663	$16,928	$(56,127)	$122,464

Less Preferred Stock Dividend Requirement	$—	$—	$29,613	$29,613
Net Income/(Loss) Available to Common Stock and Participating Securities	$161,663	$16,928	$(85,740)	$92,851

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Nine months ended September 30, 2024
Interest Income	$297,990	$237,104	$10,542	$545,636
Interest Expense	209,234	167,796	16,678	393,708
Net Interest Income/(Expense)	$88,756	$69,308	$(6,136)	$151,928
Reversal/(Provision) for Credit Losses on Residential Whole Loans	3,481	—	—	3,481
Reversal/(Provision) for Credit Losses on Other Assets	(1,135)	—	—	(1,135)
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$91,102	$69,308	$(6,136)	$154,274

Net gain/(loss) on residential whole loans measured at fair value through earnings	$137,732	$10,601	$—	$148,333
Impairment and other net gain/(loss) on securities and other portfolio investments	18,297	—	(2,987)	15,310
Net gain/(loss) on real estate owned	4,080	(968)	—	3,112
Net gain/(loss) on derivatives used for risk management purposes	4,631	4,579	—	9,210
Net gain/(loss) on securitized debt measured at fair value through earnings	(71,962)	(36,415)	—	(108,377)
Lima One mortgage banking income	—	24,468	—	24,468
Net realized gain/(loss) on residential whole loans held at carrying value	418	—	—	418
Other, net	1,038	(2,339)	1,362	61
Other Income/(Loss), net	$94,234	$(74)	$(1,625)	$92,535

Compensation and benefits	$—	$33,646	$35,986	$69,632
Other general and administrative expense	190	15,642	18,428	34,260
Loan servicing, financing and other related costs	14,363	1,729	8,170	24,262
Amortization of intangible assets	—	2,400	—	2,400
Income/(loss) before income taxes	$170,783	$15,817	$(70,345)	$116,255
Provision for/(benefit from) income taxes	—	—	2,913	2,913
Net Income/(Loss)	$170,783	$15,817	$(73,258)	$113,342

Less Preferred Stock Dividend Requirement	$—	$—	$24,656	$24,656
Net Income/(Loss) Available to Common Stock and Participating Securities	$170,783	$15,817	$(97,914)	$88,686

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
September 30, 2025
Total Assets	$8,844,673	$2,884,551	$368,257	$12,097,481

December 31, 2024
Total Assets	$7,395,925	$3,632,472	$381,207	$11,409,604

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
SEPTEMBER 30, 2025
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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Among the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements that we make are: general economic developments and trends, including the current tensions in international trade, the U.S. government shutdown, and the performance of the labor, housing, real estate, mortgage finance and broader financial markets; inflation, increases in interest rates and changes in the market (i.e., fair) value of our residential whole loans, MBS, securitized debt and other assets, as well as changes in the value of our liabilities accounted for at fair value through earnings; the effectiveness of hedging transactions; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business (including as a result of the current U.S. Presidential administration); our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the “Investment Company Act”), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; targeted or expected returns on our investments in recently-originated mortgage loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing costs associated with such investments; risks associated with the ongoing operation of Lima One Holdings, LLC (including, without limitation, industry competition, unanticipated expenditures relating to or liabilities arising from its operation (including, among other things, a failure to realize management’s assumptions regarding expected growth in Business purpose loan (BPL) origination volumes and credit risks underlying BPLs, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the BPLs originated by Lima One)); expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; risks associated with our investments in loan originators; risks associated with investing in real estate assets generally, including changes in business conditions and the general economy; and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC.  These forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At September 30, 2025, we had total assets of approximately $12.1 billion, of which $8.8 billion, or 73%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) business purpose loans primarily originated by Lima One, to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans,” (iii) short-term business purpose loans primarily originated by Lima One, collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”), (iv) short-term business purpose loans primarily originated by Lima One, collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans,” collectively with Single-family transitional loans, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans” and, collectively with Single-family rental loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans,” which are included in “Other loans”). In addition, at September 30, 2025, we had approximately $2.3 billion, or 19%, of total assets invested in investments in securities, including Agency MBS, CRT securities and Non-Agency MBS.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR presents the annualized constant rate of principal repayment in excess of scheduled principal amortization. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended September 30, 2025, the average CPRs on certain of our loan portfolios were: 13.3% for Non-QM loans, 12.2% for Single-family rental loans, and 9.4% for Legacy RPL/NPL loans. In addition, for the three months ended September 30, 2025, the repayment rate (which includes both scheduled and unscheduled repayments of principal) was 70.0% for our Single-family transitional loans and 44.6% for our Multifamily transitional loans.

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

Recent Market Conditions and Our Strategy

During the third quarter of 2025, fixed-income market conditions were mixed as investors reacted to evolving macroeconomic data and changing monetary policy expectations. In September 2025, the Federal Reserve reduced the Federal Funds rate by 25 basis points, and reinforced market expectations for further rate reductions in the near term. Fixed-income markets delivered positive returns, with the Bloomberg US Aggregate Index returning 2.03% for the third quarter. During the quarter, we were able to add $1.2 billion of our target assets at attractive yields. These additions included approximately $452.8 million of Non-QM loans, approximately $225.9 million of funded originations of Business purpose loans and draws on existing Transitional loans by Lima One, and approximately $472.8 million of Agency MBS. Given the increased clarity on the projected path of interest rates, lower market volatility, and the increased liquidity of our portfolio, we expect to increase the pace of asset acquisitions in the near term. During the quarter, we executed two securitizations and issued $672.8 million of securitized debt. During the quarter, we made further progress reducing portfolio delinquencies, resolving $222.8 million of previously delinquent loans and reduced overall 60+ day delinquency from 7.5% at the start of the year to 6.8% at September 30, 2025.

During the quarter, we generated GAAP earnings per share (or EPS) of $0.36 per basic common share and Distributable earnings, a non-GAAP financial measure that excludes the impact of fair value changes and certain other items, of $0.20 per basic common share. At September 30, 2025, our GAAP book value was $13.13 and our Economic book value, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $13.69 per common share, each relatively unchanged when compared to June 30, 2025.

For the quarter, our Lima One subsidiary originated Business purpose loans with a maximum unpaid principal balance of $260 million, an increase from the $217 million originated in the second quarter of 2025. We continued to make progress augmenting Lima One’s sales force and made key hires to Lima One’s leadership team in strategic growth areas. During the quarter, Lima One sold recently originated Single-family rental loans with an unpaid principal balance of $65.1 million to third parties and realized gains of $1.6 million.

For additional information regarding the calculation of Distributable earnings and Economic book value per share, including a reconciliation to GAAP Net Income and GAAP book value per share, respectively, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

Third quarter 2025 portfolio activity and impact on financial results

At September 30, 2025, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value, was approximately $11.2 billion, compared to $10.8 billion at June 30, 2025.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended September 30, 2025:

(In Millions)	June 30, 2025	Runoff (1)	Acquisitions & Originations (2)	Other (3)	September 30, 2025	Change
Residential whole loans and REO	$8,955	$(631)	$679	$(51)	$8,952	$(3)
Securities, at fair value	1,830	(43)	473	—	2,260	430
Total	$10,785	$(674)	$1,152	$(51)	$11,212	$427
(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Transitional loans.
(3)    Primarily includes loan sales, changes in fair value and changes in the allowance for credit losses.

At September 30, 2025, our total recorded investment in residential whole loans and REO was $9.0 billion, or 79.8% of our residential mortgage asset portfolio. Of this amount, $5.1 billion are Non-QM loans, $1.2 billion are Single-family rental loans, $0.8 billion are Single-family transitional loans, $0.6 billion are Multifamily transitional loans and $1.0 billion are Legacy RPL/NPL loans. Loan acquisition activity of $678.7 million for the three months ended September 30, 2025 included $162.9 million of Single-family transitional loans (including draws), $452.8 million of Non-QM loans, $60.6 million of Single-family rental loans and $2.4 million of Multifamily transitional loans (including draws). For the three months ended September 30, 2025, we recognized approximately $153.3 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 6.81%, with Single-family transitional loans generating an effective yield of 9.09%, Multifamily transitional loans generating an effective yield of 8.72%, Single-family rental loans generating an effective yield of 6.64%, Non-QM loans generating an effective yield of 5.95% and Legacy RPL/NPL loans generating an effective yield of 8.55%. Since the second quarter of 2021 we have elected the fair value option for all loan acquisitions, and 87% of our total loan portfolio is measured at fair value through earnings. Included in earnings in Other Income/(Loss), net are net gains/(losses) on these loans of $41.3 million for the three months ended September 30, 2025. At September 30, 2025 and June 30, 2025, we had REO with an aggregate carrying value of $138.1 million and $135.8 million, respectively, which is included in Other assets on our consolidated balance sheets.
At September 30, 2025, we held $2.3 billion of Securities, at fair value, including $2.2 billion of Agency MBS, $61.2 million of CRT securities and $22.4 million of Non-Agency MBS. For the three months ended September 30, 2025, we purchased $472.8 million of Agency MBS securities. The net yield on our Securities, at fair value was 5.79% for the three months ended September 30, 2025, compared to 6.60% for the three months ended June 30, 2025.

For the three months ended September 30, 2025, we recorded a provision for credit losses on residential whole loans held at carrying value of $0.3 million. The total allowance for credit losses recorded on residential whole loans held at carrying value at September 30, 2025 was $10.1 million.
During the third quarter of 2025, we completed two securitizations collateralized by $721.5 million UPB of Non-QM loans. This securitization provided longer term, non-recourse, non-mark-to-market financing. During the quarter, interest rates exhibited continued volatility and the yield curve steepened, as shorter duration rates declined more than longer maturities. The net impact of interest rate fluctuations resulted in net mark-to-market gains on the GAAP value of our investment portfolio. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $13.13 as of September 30, 2025 and was $13.12 as of June 30, 2025. Economic book value per common share, a non-GAAP financial measure, was $13.69 as of September 30, 2025, flat from $13.69 as of June 30, 2025. GAAP book value and Economic book value during the third quarter of 2025 were relatively unchanged, as dividends declared on our common stock matched our GAAP comprehensive income. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Information About Our Assets

The table below presents certain information about our asset allocation at September 30, 2025:

ASSET ALLOCATION

(Dollars in Millions)	Non-QM loans	Single-family rental loans	Single-family transitional loans	Multifamily transitional loans	Legacy RPL/NPL loans	Securities, at fair value	Other, net (1)	Total
Asset Amount	$5,121	$1,246	$791	$604	$1,000	$2,260	$759	$11,781
Receivable/(Payable) for Unsettled Transactions	—	—	—	—	—	(117)	—	(117)
Financing Agreements with Non-mark-to-market Collateral Provisions	—	(11)	(77)	(78)	—	—	—	(166)
Financing Agreements with Mark-to-market Collateral Provisions	(576)	(239)	(178)	(115)	(78)	(1,878)	(64)	(3,128)
Securitized Debt	(3,975)	(825)	(421)	(288)	(838)	—	(7)	(6,354)
Senior Notes and Other secured financing	—	—	—	—	—	—	(194)	(194)
Net Equity Allocated	$570	$171	$115	$123	$84	$265	$494	$1,822
Debt/Net Equity Ratio (2)	8.0x	6.3x	5.9x	3.9x	10.9x	7.5x		5.5x
(1)Includes $305.2 million of cash and cash equivalents, $231.8 million of restricted cash, $51.9 million of Other loans and $20.2 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(2)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at September 30, 2025. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Non-QM loans (2)	Business purpose loans (1)	Legacy RPL/NPL loans (3)	Other loans
Amount due:
Within one year	$—	$1,240,751	$2,138	$—
After one year:
Over one to five years	—	168,996	9,312	—
Over five years	5,122,926	1,233,071	994,788	51,937
Total due after one year	$5,122,926	$1,402,067	$1,004,099	$51,937
Total residential whole loans	$5,122,926	$2,642,818	$1,006,238	$51,937
(1)Excludes an allowance for credit losses of $1.9 million at September 30, 2025.
(2)Excludes an allowance for credit losses of $2.2 million at September 30, 2025.
(3)Excludes an allowance for credit losses of $6.0 million at September 30, 2025.

The following table presents, at September 30, 2025, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Non-QM loans (1) (2)	Business purpose loans (1) (2)	Legacy RPL/NPL loans (1) (2)	Other loans
Interest rates:
Fixed	$4,359,553	$1,088,725	$831,784	$51,937
Adjustable	763,373	313,342	172,316	—
Total	$5,122,926	$1,402,067	$1,004,099	$51,937
(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of September 30, 2025.
(2)Excludes an allowance for credit losses.
Our Transitional loans contain various contractual extension features, typically ranging from three to twenty-four months subject to certain conditions, generally including our consent. Transitional loans are generally only extended if the loan is current and in compliance with various other loan terms. Given the short duration of our Transitional loans, maturity extensions are a regular occurrence, irrespective of market conditions. At September 30, 2025, approximately 57% of our Multifamily transitional loans and 31% of our Single-family transitional loans held as of period end had been extended.

For additional information regarding our residential whole loan portfolios, including information about delinquency trends, see Note 3 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at September 30, 2025 and December 31, 2024:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Agency MBS
Face/Par	$2,152,097	$1,403,891
Fair Value	2,176,032	1,392,635
Amortized Cost	2,147,114	1,405,900
Weighted average yield (1)	5.55%	5.45%
Weighted average time to maturity	28.8 years	29.1 years

Term notes backed by MSR collateral
Face/Par	$—	$55,000
Fair Value	—	54,588
Amortized Cost	—	50,639
Weighted average yield (1)	—%	13.95%
Weighted average time to maturity	N/A	0.8 years

CRT Securities
Face/Par	$59,000	$64,602
Fair Value	61,180	67,642
Amortized Cost	54,358	58,930
Weighted average yield (1)	13.01%	9.35%
Weighted average time to maturity	8.3 years	15.0 years

Non-Agency MBS
Face/Par	$26,185	$27,206
Fair Value	22,444	22,648
Amortized Cost	21,916	22,633
Weighted average yield (1)	5.66%	5.67%
Weighted average time to maturity	26.0 years	26.8 years
(1)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at September 30, 2025 and December 31, 2024.

Tax Considerations

Current period estimated taxable income

We estimate that for the nine months ended September 30, 2025, our REIT taxable income was approximately $95.7 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the nine months ended September 30, 2025, our net TRS taxable income (loss) will be $(50.0) million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future tax years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

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

Results of Operations

Quarter Ended September 30, 2025 Compared to the Quarter Ended June 30, 2025

The following table summarizes the changes in our results of operations for the three months ended September 30, 2025 compared to the three months ended June 30, 2025.

	Three Months Ended
(In Thousands, Except Per Share Amounts)	September 30, 2025	June 30, 2025	QoQ Change
Interest Income:
Residential whole loans	$153,290	$154,568	$(1,278)
Securities, at fair value	27,708	28,778	(1,070)
Other interest-earning assets	515	528	(13)
Cash and cash equivalent investments	4,278	4,470	(192)
Interest Income	$185,791	$188,344	$(2,553)

Interest Expense:
Asset-backed and other collateralized financing arrangements	$124,403	$122,523	$1,880
Other interest expense	4,598	4,545	53
Interest Expense	$129,001	$127,068	$1,933

Net Interest Income	$56,790	$61,276	$(4,486)

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$(276)	$(791)	$515
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—
Net Interest Income after Reversal/(Provision) for Credit Losses	$56,514	$60,485	$(3,971)

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$41,293	$33,611	$7,682
Impairment and other net gain/(loss) on securities and other portfolio investments	18,004	6,645	11,359
Net gain/(loss) on real estate owned	300	(2,911)	3,211
Net gain/(loss) on derivatives used for risk management purposes	200	(18,251)	18,451
Net gain/(loss) on securitized debt measured at fair value through earnings	(24,646)	(7,105)	(17,541)
Lima One mortgage banking income	5,594	6,087	(493)
Net realized gain/(loss) on residential whole loans held at carrying value	—	$(343)	343
Other, net	(9,786)	(5,483)	(4,303)
Other Income/(Loss), net	$30,959	$12,250	$18,709

Operating and Other Expense:
Compensation and benefits	$18,185	$19,308	$(1,123)
Other general and administrative expense	10,769	10,621	148
Loan servicing, financing and other related costs	10,216	8,584	1,632
Amortization of intangible assets	300	800	(500)
Operating and Other Expense	$39,470	$39,313	$157

Income/(loss) before income taxes	$48,003	$33,422	$14,581
Provision for/(benefit from) income taxes	(101)	238	(339)
Net Income/(Loss)	$48,104	$33,184	$14,920
Less Preferred Stock Dividend Requirement	$10,834	$10,560	$274
Net Income/(Loss) Available to Common Stock and Participating Securities	$37,270	$22,624	$14,646

Basic Earnings/(Loss) per Common Share	$0.36	$0.22	$0.14
Diluted Earnings/(Loss) per Common Share	$0.35	$0.21	$0.14

General

For the third quarter of 2025, we had net income available to our common stock and participating securities of $37.3 million, or $0.36 per basic common share and $0.35 per diluted common share, compared to net income available to common stock and participating securities of $22.6 million, or $0.22 per basic common share and $0.21 per diluted common share, for the second quarter of 2025. The increase in net income available to common stock and participating securities in the current period compared to the prior period primarily reflects an $18.7 million increase to Other income/(loss), net, partially offset by a $4.5 million decrease to net interest income.

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

For the third quarter of 2025, our net interest spread and margin (including the impact of net Swap carry) were 1.86% and 2.57%, respectively, compared to a net interest spread and margin (including the impact of net Swap carry) of 1.98% and 2.73%, respectively, for the second quarter of 2025. Our net interest income decreased by $4.5 million and was $56.8 million for the third quarter of 2025, compared to $61.3 million for the second quarter of 2025. For the third quarter of 2025, net interest income, which does not include the benefit of net Swap carry, includes lower net interest income from our securities portfolio of $3.0 million, compared to the second quarter of 2025, primarily due to a decrease in interest income from lower yield on our securities portfolio and higher average balances of our securities repurchase agreements, partially offset by an increase in income from higher average balances of our securities portfolio. Net interest income for the third quarter of 2025 also includes lower net interest income from our residential whole loan portfolio of $1.3 million, compared to the second quarter of 2025, primarily due to an increase in interest expense from higher average balances of, and rates on, our securitized debt as well as a decrease in interest income from lower yield on our residential whole loan portfolio, partially offset by a decrease in interest expense from lower average balances of our residential whole loan financing agreements.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2025 and June 30, 2025. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the average balance of the related liabilities, for the periods shown. The yields and costs may include premium amortization and discount accretion which are considered adjustments to interest income or expense.

	Three Months Ended September 30, 2025			Three Months Ended June 30, 2025
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$9,007,613	$153,290	6.81%	$9,030,301	$154,568	6.85%
Securities, at fair value	1,914,726	27,708	5.79	1,744,884	28,778	6.60
Cash and cash equivalents (2)	509,538	4,278	3.36	527,071	4,470	3.39
Other interest-earning assets	7,350	515	28.06	7,435	528	28.41
Total interest-earning assets	11,439,227	185,791	6.50	11,309,691	188,344	6.66

Liabilities:
Interest-bearing liabilities:
Securitized debt (3)	$6,021,807	$77,022	5.12%	$5,906,258	$74,775	5.06%
Collateralized financing agreements (4)	3,463,727	47,381	5.35	3,429,344	47,748	5.51
Other secured financing	2,576	45	6.94	—	—	—
8.875% Senior Notes	111,712	2,747	9.83	111,521	2,742	9.83
9.00% Senior Notes	72,658	1,806	9.94	72,542	1,803	9.94
Total interest-bearing liabilities	9,672,480	129,001	5.29	9,519,665	127,068	5.32
Net interest income/net interest rate spread (5)		56,790	1.21		61,276	1.34
Impact of net Swap carry (6)		16,000	0.65		15,519	0.64
Net interest rate spread (including the impact of net Swap carry)		$72,790	1.86%		$76,795	1.98%
Net interest-earning assets/net interest margin (7)	$1,766,747		2.57%	$1,790,026		2.73%
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

	Three Months Ended September 30, 2025
	Compared to
	Three Months Ended June 30, 2025
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(384)	$(894)	$(1,278)
Securities, at fair value	2,652	(3,722)	(1,070)
Cash and cash equivalents	(152)	(40)	(192)
Other interest earning assets	(6)	(7)	(13)
Total net change in income from interest-earning assets	$2,110	$(4,663)	$(2,553)

Interest-bearing liabilities:
Securitized debt	$1,399	$848	$2,247
Residential whole loan financing agreements	(1,798)	(451)	(2,249)
Securities, at fair value repurchase agreements	2,076	(181)	1,895
REO financing agreements	(13)	—	(13)
Other secured financing	45	—	45
8.875% Senior Notes	5	—	5
9.00% Senior Notes	3	—	3
Total net change in expense of interest-bearing liabilities	$1,717	$216	$1,933
Net change in net interest income	$393	$(4,879)	$(4,486)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)
September 30, 2025	1.86%	2.57%
June 30, 2025	1.98	2.73
March 31, 2025	1.84	2.63
December 31, 2024	1.99	2.76
September 30, 2024	2.18	3.00
June 30, 2024	2.16	3.01
March 31, 2024	2.06	2.88
(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net Swap carry).
(2)Reflects annualized net interest income (including net Swap carry) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential mortgage assets for the quarterly periods presented:

	Quarter Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Non-QM Loans
Net Yield (1)	5.95%	5.79%	5.78%	5.63%	5.47%	5.49%	5.39%
Cost of Funding (2)	(5.21)%	(5.14)%	(5.08)%	(5.12)%	(5.22)%	(5.18)%	(5.12)%
Impact of net Swap carry (3)	0.62%	0.70%	0.77%	1.36%	1.75%	1.63%	1.68%
Net Interest Spread	1.36%	1.35%	1.47%	1.87%	2.00%	1.94%	1.95%
Business Purpose Loans
Net Yield (1)	7.88%	7.99%	8.09%	7.73%	7.91%	7.99%	7.66%
Cost of Funding (2)	(6.03)%	(6.07)%	(6.15)%	(6.39)%	(6.66)%	(6.72)%	(6.66)%
Impact of net Swap carry (3)	0.49%	0.42%	0.45%	0.80%	1.01%	0.92%	0.99%
Net Interest Spread	2.34%	2.34%	2.39%	2.14%	2.26%	2.19%	1.99%
Legacy RPL/NPL Loans
Net Yield (1)	8.55%	8.69%	7.01%	7.52%	7.75%	8.72%	7.62%
Cost of Funding (2)	(4.32)%	(4.29)%	(4.24)%	(4.23)%	(4.64)%	(4.77)%	(4.51)%
Impact of net Swap carry (3)	0.52%	0.40%	0.31%	0.19%	0.56%	1.07%	1.07%
Net Interest Spread	4.75%	4.80%	3.08%	3.48%	3.67%	5.02%	4.18%
Total Residential Whole Loans
Net Yield (1)	6.81%	6.85%	6.77%	6.65%	6.74%	6.92%	6.63%
Cost of Funding (2)	(5.36)%	(5.35)%	(5.36)%	(5.51)%	(5.76)%	(5.82)%	(5.75)%
Impact of net Swap carry (3)	0.58%	0.58%	0.60%	1.01%	1.31%	1.28%	1.32%
Net Interest Spread	2.03%	2.08%	2.01%	2.15%	2.29%	2.38%	2.20%
Securities, at fair value
Net Yield (1)	5.79%	6.60%	6.07%	6.05%	6.48%	7.03%	7.24%
Cost of Funding (2)	(4.50)%	(4.55)%	(4.58)%	(5.02)%	(5.65)%	(5.74)%	(5.79)%
Impact of net Swap carry (3)	1.05%	1.05%	1.08%	1.68%	1.71%	1.90%	1.79%
Net Interest Spread	2.34%	3.10%	2.57%	2.71%	2.54%	3.19%	3.24%
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

Interest Income

Interest income on our residential whole loans for the third quarter of 2025 decreased by $1.3 million, or 0.8%, to $153.3 million, compared to $154.6 million for the second quarter of 2025. This decrease primarily reflects a decrease in the yield to 6.81% for the third quarter of 2025 from 6.85% for the second quarter of 2025.

Interest income on our Securities, at fair value portfolio for the third quarter of 2025 decreased by $1.1 million, or 4%, to $27.7 million, compared to $28.8 million for the second quarter of 2025. This decrease reflects a decrease in the yield to 5.79% for the third quarter of 2025 from 6.60% for the second quarter of 2025, with the second quarter of 2025 including $2.6 million of accelerated discount accretion for MSR-related assets that were repaid in full, partially offset by a $169.8 million increase in the average balance of this portfolio to $1.9 billion for the third quarter of 2025 from the second quarter of 2025.

Interest Expense

Our interest expense for the third quarter of 2025 increased by $1.9 million, or 1.5%, to $129.0 million, from $127.1 million for the second quarter of 2025. This increase primarily reflects an increase in the average balance of our securities repurchase agreements and securitized debt, as well as an increase in the rate on our securitized debt, partially offset by lower average balance of, and rates on, residential whole loan financing agreements.
Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the third quarter of 2025, we recorded a provision for credit losses on residential whole loans held at carrying value of $0.3 million compared to a provision for credit losses of $0.8 million for the second quarter of 2025. The provision recorded in the current period primarily reflects minor changes to modeling assumptions, partially offset by the run-off of loans held at carrying value.
Provision for Credit Losses on Other Assets
We had no provision for credit losses on Other Assets for the third quarter of 2025 or the second quarter of 2025.
Other Income/(Loss), net

For the third quarter of 2025, Other Income/(Loss), net was $31.0 million, compared to Other Income/(Loss), net of $12.3 million for the second quarter of 2025.  The components of Other Income/(Loss), net for the third quarter of 2025 and second quarter of 2025 are summarized in the table below:

	Three Months Ended
(In Thousands)	September 30, 2025	June 30, 2025
Net gain/(loss) on residential whole loans measured at fair value through earnings	41,293	$33,611
Impairment and other net gain/(loss) on securities and other portfolio investments	18,004	6,645
Net gain/(loss) on real estate owned	300	(2,911)
Net gain/(loss) on derivatives used for risk management purposes	200	(18,251)
Net gain/(loss) on securitized debt measured at fair value through earnings	(24,646)	(7,105)
Lima One mortgage banking income	5,594	6,087
Net realized gain/(loss) on residential whole loans held at carrying value	—	(343)
Other, net	(9,786)	(5,483)
Other Income/(Loss), net	$30,959	$12,250

Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense decreased by $1.1 million to $18.2 million for the third quarter of 2025, compared to $19.3 million for the second quarter of 2025, primarily as a result of the inclusion of severance expenses in the second quarter of 2025.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses of $10.8 million for the third quarter of 2025 remained relatively consistent when compared to $10.6 million for the second quarter of 2025.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses increased compared to the prior quarter period by approximately $1.6 million, or 19.0%, primarily due to higher expenses recognized on upfront costs associated with two securitizations entered into in this quarter, compared to one in the prior quarter.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
September 30, 2025	1.62%	10.50%	1.00	15.46%	5.5	1.9
June 30, 2025	1.14	7.21	1.64	15.86	5.2	1.8
March 31, 2025	1.45	8.91	1.13	16.31	5.1	1.8
December 31, 2024	0.21	1.26	—	16.41	5.0	1.7
September 30, 2024	1.74	10.17	0.92	17.10	4.8	1.8
June 30, 2024	1.52	8.85	1.09	17.14	4.7	1.7
March 31, 2024	0.85	4.69	2.50	18.23	4.6	1.8
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

Nine Month Period Ended September 30, 2025 Compared to the Nine Month Period Ended September 30, 2024

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

	Nine Months Ended
(In Thousands, Except Per Share Amounts)	September 30, 2025	September 30, 2024	YoY Change
Interest Income:
Residential whole loans	$459,168	$480,788	$(21,620)
Securities, at fair value	81,156	41,363	39,793
Other interest-earning assets	1,441	6,341	(4,900)
Cash and cash equivalent investments	12,875	17,144	(4,269)
Interest Income	$554,640	$545,636	$9,004

Interest Expense:
Asset-backed and other collateralized financing arrangements	$365,357	$377,030	$(11,673)
Other interest expense	13,680	16,678	(2,998)
Interest Expense	$379,037	$393,708	$(14,671)

Net Interest Income	$175,603	$151,928	$23,675

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$(1,212)	$3,481	$(4,693)
Reversal/(Provision) for Credit Losses on Other Assets	—	(1,135)	1,135
Net Interest Income after Reversal/(Provision) for Credit Losses	$174,391	$154,274	$20,117

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$129,284	$148,333	$(19,049)
Impairment and other net gain/(loss) on securities and other portfolio investments	45,828	15,310	30,518
Net gain/(loss) on real estate owned	(4,119)	3,112	(7,231)
Net gain/(loss) on derivatives used for risk management purposes	(49,106)	9,210	(58,316)
Net gain/(loss) on securitized debt measured at fair value through earnings	(53,682)	(108,377)	54,695
Lima One mortgage banking income	17,118	24,468	(7,350)
Net realized gain/(loss) on residential whole loans held at carrying value	(882)	418	(1,300)
Other, net	(16,720)	61	(16,781)
Other Income/(Loss), net	$67,721	$92,535	$(24,814)

Operating and Other Expense:
Compensation and benefits	$60,750	$69,632	$(8,882)
Other general and administrative expense	31,681	34,260	(2,579)
Loan servicing, financing and other related costs	26,052	24,262	1,790
Amortization of intangible assets	1,900	2,400	(500)
Operating and Other Expense	$120,383	$130,554	$(10,171)

Income/(loss) before income taxes	$121,729	$116,255	$5,474
Provision for/(benefit from) income taxes	(735)	2,913	(3,648)
Net Income/(Loss)	$122,464	$113,342	$9,122
Less Preferred Stock Dividend Requirement	$29,613	$24,656	$4,957
Net Income/(Loss) Available to Common Stock and Participating Securities	$92,851	$88,686	$4,165

Basic Earnings/(Loss) per Common Share	$0.89	$0.85	$0.04
Diluted Earnings/(Loss) per Common Share	$0.87	$0.83	$0.04

General

For the nine months ended September 30, 2025, we had net income available to our common stock and participating securities of $92.9 million, or $0.89 per basic common share and $0.87 per diluted common share, compared to a net income available to our common stock and participating securities of $88.7 million, or $0.85 per basic and $0.83 per diluted common share, for the nine months ended September 30, 2024. The net income available to common stock and participating securities in the current period increased from the prior period primarily as a result of $23.7 million higher net interest income and $10.2 million lower operating and other expenses, partially offset by a decrease of $24.8 million in Other income/(loss), net, as well as a $5.0 million increase in preferred stock dividends paid as a result of the higher floating rate payable on our Series C preferred stock.

Net Interest Income

For the nine months ended September 30, 2025, our net interest spread and margin were 1.89% and 2.64%, respectively, compared to a net interest spread and margin of 2.14% and 2.96%, respectively, for the nine months ended September 30, 2024. Our net interest income increased by $23.7 million, or 15.6%, to $175.6 million for the nine months ended September 30, 2025 compared to net interest income of $151.9 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, net interest income, which does not include the benefit of net Swap carry, includes higher net interest from our securities portfolio of $16.2 million compared to the nine months ended September 30, 2024, primarily due to an increase in interest income from higher average balances of our securities portfolio, partially offset by an increase in interest expense from higher average balances of securities repurchase agreements. Net interest income for the nine months ended September 30, 2025 also includes higher net interest income from our residential whole loan portfolio of $13.1 million compared to the nine months ended September 30, 2024, primarily due to a decrease in interest expense as a result of lower average balances of, and rates on, our residential whole loan financing agreements, partially offset by an increase in interest expense from average balances of, and rates on, our securitized debt and a decrease in interest income from lower average balances of our residential whole loan portfolio. In addition, the nine months ended September 30, 2025 had $9.2 million lower interest income from other interest earnings assets and cash and cash equivalents when compared to the nine months ended September 30, 2024, as well as $3.0 million lower interest expense from our senior notes.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2025 and 2024.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs may include premium amortization and discount accretion which are considered adjustments to interest income or expense.

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,994,537	$459,168	6.81%	$9,477,822	$480,788	6.76%
Securities, at fair value	1,762,921	81,156	6.14	801,373	41,363	6.88
Cash and cash equivalents (2)	511,063	12,875	3.36	537,181	17,144	4.26
Other interest-earning assets	7,406	1,441	25.95	45,001	6,341	18.79
Total interest-earning assets	11,275,927	554,640	6.56	10,861,377	545,636	6.70

Liabilities:
Interest-bearing liabilities:
Securitized debt (3)	$5,913,021	$224,782	5.07%	$5,084,775	$181,623	4.76%
Collateralized financing agreements (4)	3,371,183	140,575	5.50	3,547,416	195,407	7.24
Convertible Senior Notes	—	—	—	108,178	5,540	6.83
Other secured financing	868	45	6.90	—	—	—
8.875% Senior Notes	111,523	8,226	9.83	106,827	7,870	9.82
9.00% Senior Notes	72,544	5,409	9.94	44,004	3,268	9.90
Total interest-bearing liabilities	9,469,139	379,037	5.32	8,891,200	393,708	5.86
Net interest income/net interest rate spread (5)		175,603	1.24		151,928	0.84
Impact of net Swap carry (6)		46,774	0.65		87,894	1.30
Net interest rate spread (including the impact of net Swap carry)		$222,377	1.89%		$239,822	2.14%
Net interest-earning assets/net interest margin (7)	$1,806,788		2.64%	$1,970,177		2.96%
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

Rate/Volume Analysis

	Nine Months Ended September 30, 2025
	Compared to
	Nine Months Ended September 30, 2024
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(25,089)	$3,469	$(21,620)
Securities, at fair value	44,682	(4,889)	39,793
Cash and cash equivalents	(799)	(3,470)	(4,269)
Other interest-earning assets	(6,684)	1,784	(4,900)
Total net change in income from interest-earning assets	$12,110	$(3,106)	$9,004

Interest-bearing liabilities:
Securitized debt	30,832	12,327	43,159
Residential whole loan financing agreements	$(53,188)	$(24,651)	$(77,839)
Securities, at fair value repurchase agreements	30,881	(7,283)	23,598
REO financing agreements	(427)	(164)	(591)
Convertible Senior Notes	(5,540)	—	(5,540)
Other secured financing	45	—	45
8.875% Senior Notes	356	—	356
9.00% Senior Notes	2,141	—	2,141
Total net change in expense of interest-bearing liabilities	$5,100	$(19,771)	$(14,671)
Net change in net interest income	$7,010	$16,665	$23,675

The following table presents the components of the net interest spread earned on our Residential mortgage assets for the periods presented:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Non-QM Loans
Net Yield (1)	5.84%	5.45%
Cost of Funding (2)	(5.14)%	(5.18)%
Impact of net Swap carry (3)	0.69%	1.69%
Net Interest Spread	1.39%	1.96%
Business Purpose Loans
Net Yield (1)	7.99%	7.85%
Cost of Funding (2)	(6.09)%	(6.69)%
Impact of net Swap carry (3)	0.46%	0.98%
Net Interest Spread	2.36%	2.14%
Legacy RPL/NPL Loans
Net Yield (1)	8.08%	8.03%
Cost of Funding (2)	(4.28)%	(4.64)%
Impact of net Swap carry (3)	0.41%	0.89%
Net Interest Spread	4.21%	4.28%
Total Residential Whole Loans
Net Yield (1)	6.81%	6.76%
Cost of Funding (2)	(5.36)%	(5.78)%
Impact of net Swap carry (3)	0.59%	1.30%
Net Interest Spread	2.04%	2.28%
Securities, at fair value
Net Yield (1)	6.14%	6.88%
Cost of Funding (2)	(4.54)%	(5.72)%
Impact of net Swap carry (3)	1.06%	1.80%
Net Interest Spread	2.66%	2.96%
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

Interest Income

Interest income on our Securities, at fair value portfolio for the nine months ended September 30, 2025 increased by $39.8 million to $81.2 million from $41.4 million for the nine months ended September 30, 2024. This increase primarily reflects an increase in the average amortized cost of the portfolio of $961.5 million from purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 6.14% for the nine months ended September 30, 2025, compared to 6.88% for the nine months ended September 30, 2024.

Interest income on our residential whole loans for the nine months ended September 30, 2025 decreased by $21.6 million, or 4.5%, to $459.2 million, compared to $480.8 million for the nine months ended September 30, 2024. This decrease primarily reflects a $0.5 billion decrease in the average balance of this portfolio to $9.0 billion for the nine months ended September 30, 2025 from $9.5 billion for the nine months ended September 30, 2024.

Interest income on our cash and other interest earning assets for the nine months ended September 30, 2025 decreased by $9.2 million to $14.3 million, compared to $23.5 million for the nine months ended September 30, 2024. This decrease primarily reflects a $37.6 million decrease in the average balance of other interest earning assets as well as a decrease in the yield earned on our cash and cash equivalents to 3.36% for the nine months ended September 30, 2025 from 4.26% for the nine months ended September 30, 2024.

Interest Expense

Our interest expense for the nine months ended September 30, 2025 decreased by $14.7 million, or 3.7%, to $379.0 million, from $393.7 million for the nine months ended September 30, 2024.  This decrease primarily reflects a decrease in the average balances of, and rates, on our residential whole loans financing agreements, lower financing rates on our securities repurchase agreements, and $5.5 million of lower interest expense related to our 6.25% convertible senior notes which matured and were paid in full in June 2024, partially offset by higher average balances of, and rates on, our securitized debt, higher average balances of our securities repurchase agreements and $2.5 million of higher interest expense related to our 9.00% and 8.875% senior notes issued in April and January 2024, respectively.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the nine months ended September 30, 2025, we recorded a provision for credit losses on residential whole loans held at carrying value of $1.2 million compared to a reversal of provision for credit losses of $3.5 million for the nine months ended September 30, 2024. The provision for the current period primarily reflects minor changes to modeling assumptions, partially offset by the run-off of loans held at carrying value. The reversal of provision for the prior period primarily reflects the run-off of loans held at carrying value and minor changes to modeling assumptions.
Provision for Credit Losses on Other Assets

For the nine months ended September 30, 2025, we had no provision for credit losses on Other Assets. For the nine months ended September 30, 2024, we recorded a provision for credit losses on Other Assets of $1.1 million, related to an uncollectible receivable from an unrelated third party servicer.

Other Income/(Loss), net

For the nine months ended September 30, 2025, Other Income/(Loss), net was $67.7 million, compared to an Other Income/(Loss), net of $92.5 million for the nine months ended September 30, 2024.  The components of Other Income/(Loss), net for the nine months ended September 30, 2025 and 2024 are summarized in the table below:

	Nine Months Ended September 30,
(In Thousands)	2025	2024
Net gain/(loss) on residential whole loans measured at fair value through earnings	$129,284	$148,333
Impairment and other net gain/(loss) on securities and other portfolio investments	45,828	15,310
Net gain/(loss) on real estate owned	(4,119)	3,112
Net gain/(loss) on derivatives used for risk management purposes	(49,106)	9,210
Net gain/(loss) on securitized debt measured at fair value through earnings	(53,682)	(108,377)
Lima One mortgage banking income	17,118	24,468
Net realized gain/(loss) on residential whole loans held at carrying value	(882)	418
Other, net	(16,720)	61
Other Income/(Loss), net	$67,721	$92,535

Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense decreased by $8.9 million to $60.8 million for the nine months ended September 30, 2025, compared to $69.6 million for the nine months ended September 30, 2024, primarily driven by lower expense recognition from cash bonus and stock-based awards, a reduction in Lima One sales commissions and salary expenses, and lower accrual of severance costs.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses decreased by $2.6 million to $31.7 million for the nine months ended September 30, 2025, compared to $34.3 million for the nine months ended September 30, 2024, primarily as a result of lower expense recognized on the disposal of fixed assets at Lima One, as well as lower costs associated with IT infrastructure, industry conferences and related travel expenses, and lower professional fees, partially offset by higher rental expense for the new Lima One headquarters.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $1.8 million, or 7.38%, primarily due to higher expenses recognized related to property preservation, taxes, insurance, and certain other non-recoverable carrying costs on our residential whole loan and REO portfolios.
Selected Financial Ratios
The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Nine Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
September 30, 2025	1.41%	8.86%	1.21	15.89%	5.5	1.9
September 30, 2024	1.37%	7.93%	1.24	17.32%	4.8	1.8
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

The following table provides a reconciliation of our GAAP net income/(loss) used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
GAAP Net income/(loss) used in the calculation of basic EPS	$37,082	$22,424	$32,751	$(2,396)	$39,870	$33,614	$14,827
Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	(41,293)	(33,612)	(54,380)	102,339	(143,416)	(16,430)	11,513
Securities held at fair value	(17,310)	(4,008)	(20,201)	26,273	(17,107)	4,026	4,776
Residential whole loans and securities at carrying value	(668)	343	305	—	(7,324)	(2,668)	(418)
Interest rate swaps and ERIS swap futures	14,826	32,565	44,842	(46,632)	84,629	10,237	(23,182)
Securitized debt held at fair value	21,303	3,712	18,575	(47,267)	71,475	7,597	20,169
Other portfolio investments	(26)	(2,637)	(744)	(94)	1,503	1,484	—
Expense items:
Amortization of intangible assets	300	800	800	800	800	800	800
Equity based compensation	1,861	2,274	6,052	1,637	2,104	3,899	6,243
Securitization-related transaction costs	3,550	1,753	1,696	5,252	3,485	3,009	1,340
Depreciation	1,328	1,087	879	938	2,604	822	889
Total adjustments	(16,129)	2,277	(2,176)	43,246	(1,247)	12,776	22,130
Distributable earnings	$20,953	$24,701	$30,575	$40,850	$38,623	$46,390	$36,957

GAAP earnings/(loss) per basic common share	$0.36	$0.22	$0.32	$(0.02)	$0.38	$0.32	$0.14
Distributable earnings per basic common share	$0.20	$0.24	$0.29	$0.39	$0.37	$0.45	$0.36
Weighted average common shares for basic earnings per share	103,683	103,705	103,777	103,675	103,647	103,446	103,175

Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
September 30, 2025	1.07%	6.94%	1.80
June 30, 2025	1.21	7.66	1.50
March 31, 2025	1.37	8.39	1.24
December 31, 2024	1.72	10.49	0.90
September 30, 2024	1.69	9.89	0.95
June 30, 2024	1.98	11.53	0.78
March 31, 2024	1.66	9.12	0.97
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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
GAAP Total Stockholders’ Equity	$1,821.5	$1,822.1	$1,838.4	$1,841.8	$1,880.5	$1,883.2	$1,884.2
Preferred Stock, liquidation preference	(479.9)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,341.6	1,347.1	1,363.4	1,366.8	1,405.5	1,408.2	1,409.2
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	8.7	1.8	(6.3)	(15.3)	6.7	(26.8)	(35.4)
Fair value adjustment to Securitized debt, at carrying value	48.5	57.1	63.1	70.3	64.3	82.3	88.4
Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,398.8	$1,406.0	$1,420.2	$1,421.8	$1,476.5	$1,463.7	$1,462.2
GAAP book value per common share	$13.13	$13.12	$13.28	$13.39	$13.77	$13.80	$13.80
Economic book value per common share	$13.69	$13.69	$13.84	$13.93	$14.46	$14.34	$14.32
Number of shares of common stock outstanding	102.2	102.7	102.7	102.1	102.1	102.1	102.1

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
We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, until September 27, 2025, we had approximately 2.0 million shares of common stock available for issuance pursuant to our Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or DRSPP) shelf registration statement. The DRSPP shelf registration statement expired by its terms on September 27, 2025. We did not issue any shares pursuant to the DRSPP during the nine months ended September 30, 2025.

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
On August 15, 2025, we entered into a distribution agreement pursuant to the terms of which we may, from time to time, offer and sell shares of our Series B Preferred Stock and/or our Series C Preferred Stock having an aggregate gross sales price of up to $100.0 million, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the “Preferred Stock ATM Program”). We sold an aggregate of approximately 195,000 shares of preferred stock through the Preferred Stock ATM Program during the three months ended September 30, 2025 for gross sales proceeds of approximately $4.5 million. As of September 30, 2025, approximately $96 million remained available under the current authorization for the Preferred Stock ATM Program.

On February 29, 2024, we entered into a distribution agreement pursuant to which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300 million, from time to time, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the Common Stock ATM Program). On August 15, 2025, this agreement was terminated and a new distribution agreement with substantially the same terms was executed. During the nine months ended September 30, 2025, we did not sell any shares of common stock through the Common Stock ATM Program. At September 30, 2025, $300 million remained available under the Common Stock ATM Program.

On February 29, 2024, we announced our Board had authorized a $200 million stock repurchase program with respect to our common stock, which will be in effect through the end of 2025. During the three and nine months ended September 30, 2025, we repurchased 485,652 shares of our common stock through the stock repurchase program at an average cost of $10.31 per share and a total cost of approximately $5.0 million, net of fees and commissions paid to the sales agent of approximately $5,000. At September 30, 2025, $195 million remained available under the current Board authorization for the purchase of common stock under our stock repurchase program.

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

Financing Agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of September 30, 2025, we had $3.1 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $6.6 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the amount borrowed), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At September 30, 2025, we had unused financing capacity of approximately $4.4 billion across our financing arrangements for all collateral types.
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

At September 30, 2025, we had a total of $1.1 billion of residential whole loans, $2.0 billion of securities and $5.9 million of restricted cash pledged to our financing counterparties excluding securitized debt. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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
The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
September 30, 2025	$3,463,727	$3,294,404	$3,536,947	$6,015,557	$6,353,973	$6,353,973
June 30, 2025	3,429,344	3,417,505	3,573,607	5,864,368	5,904,033	5,964,106
March 31, 2025	3,217,776	3,309,541	3,309,541	5,774,172	5,873,718	5,873,718
December 31, 2024	3,321,754	3,176,824	3,455,758	5,586,928	5,794,977	5,794,977
September 30, 2024	3,441,493	3,450,136	3,450,136	5,257,841	5,288,997	5,288,997
June 30, 2024	3,556,701	3,660,342	3,660,342	5,029,703	5,047,613	5,078,946
March 31, 2024	3,645,218	3,611,212	3,686,018	4,792,515	4,794,400	4,812,304
(1)The information presented in the table above excludes Senior notes and Other secured financing (Note 6).

Cash Flows and Liquidity for the Nine Months Ended September 30, 2025

Our cash, cash equivalents and restricted cash decreased by $64.3 million during the nine months ended September 30, 2025, reflecting:  $554.0 million used in our investing activities, $451.1 million provided by our financing activities and $38.6 million provided by our operating activities.

At September 30, 2025, our debt-to-equity multiple was 5.5 times compared to 5.0 times at December 31, 2024. Our recourse leverage multiple at September 30, 2025 was 1.9 times compared to 1.7 times at December 31, 2024. At September 30, 2025, we had borrowings under asset-backed financing agreements of $3.3 billion, of which $1.4 billion were secured by residential whole loans, $1.9 billion were secured by securities and $19.1 million were secured by REO. In addition, at September 30, 2025, we had securitized debt of $6.4 billion in connection with our loan securitization transactions. At December 31, 2024, we had borrowings under asset-backed financing agreements of $3.2 billion, of which $1.9 billion were secured by residential whole loans, $1.3 billion were secured by securities and $25.4 million were secured by REO. In addition, at December 31, 2024, we had securitized debt of $5.8 billion in connection with our loan securitization transactions.
During the nine months ended September 30, 2025, $554.0 million was used in our investing activities. We utilized $2.0 billion for acquisitions and origination of residential whole loans, loan related investments and capitalized advances. During the nine months ended September 30, 2025, we received $1.8 billion of principal payments on residential whole loans and loan related investments, $220.3 million of proceeds from the sale of residential whole loans, and $74.0 million of proceeds on sales of REO. In addition, during the nine months ended September 30, 2025, we utilized $817.6 million for acquisitions of securities and received $171.9 million from principal payments on our securities and cash proceeds of $20.8 million from sales of securities and other assets.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged for Margin Activity			Cash and Securities Received for Reverse Margin	Net Assets Received/ (Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged for Margin
(In Thousands)
September 30, 2025	$34,529	$18,697	$53,226	$62,671	$9,445
June 30, 2025	63,384	10,109	73,493	81,349	7,856
March 31, 2025	15,676	18,471	34,147	37,890	3,743
December 31, 2024	30,607	30,806	61,413	36,992	(24,421)
September 30, 2024	7,368	7,076	14,444	15,361	917
June 30, 2024	—	6,795	6,795	17,348	10,553
March 31, 2024	17,379	3,358	20,737	16,514	(4,223)
(1) Excludes variation margin payments on our cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of September 30, 2025.
During the nine months ended September 30, 2025, we paid $110.9 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $29.6 million on our preferred stock. On September 11, 2025, we declared our third quarter 2025 dividend on our common stock of $0.36 per share; on October 31, 2025, we paid this dividend, which totaled approximately $37.3 million, including dividend equivalents of approximately $0.5 million.

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

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio as of September 30, 2025. All changes in value are measured as the percentage change from the projected portfolio value under the base interest rate scenario as of September 30, 2025.

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Portfolio Value	Percentage Change in Total Stockholders' Equity
(Dollars in Thousands)
+100 Basis Point Increase	$(151,731)	(1.26)%	(8.33)%
+ 50 Basis Point Increase	$(67,499)	(0.56)%	(3.71)%
Actual as of September 30, 2025	$—	—%	—%
- 50 Basis Point Decrease	$50,766	0.42%	2.79%
-100 Basis Point Decrease	$84,798	0.70%	4.66%
(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our Swaps, securitized debt, and other fixed-rate debt.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of September 30, 2025. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.
The Shock Table quantifies the potential changes in portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. As of September 30, 2025, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.98 which is the weighted average of 3.20 for our Residential whole loans, 3.32 for our Securities investments, (2.37) for our derivative and other hedging transactions and securitized and other fixed rate debt, and zero for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.55), which is the weighted average of (0.31) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (1.76) for our Securities and zero for our Other assets and cash and cash equivalents.

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

The following table presents certain information about our Residential whole loans as of September 30, 2025:

	Non-QM loans		Single-family rental loans		Single-family transitional loans		Multifamily transitional loans		Legacy RPL/NPL loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%
Amortized cost	$5,018,218	$229,924	$1,251,953	$15,701	$750,724	$57,971	$614,996	$25,733	$813,953	$109,146
Unpaid principal balance (UPB)	$4,894,725	$226,179	$1,245,985	$21,833	$747,176	$57,076	$610,673	$25,255	$956,968	$171,291
Weighted average coupon (1)	6.7%	7.4%	6.3%	6.4%	10.4%	10.4%	9.9%	10.0%	5.1%	5.0%
Weighted average term to maturity (months)	338	343	314	313	6	1	3	2	239	287
Weighted average LTV (2)	63%	85%	66%	134%	66%	122%	62%	94%	46%	103%
Loans 90+ days delinquent UPB	$147,386	$14,075	$21,507	$14,718	$63,677	$21,129	$37,570	$2,982	$137,489	$37,505
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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $324.0 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 76%. For certain Multifamily transitional loans, totaling $143.5 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 66%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of certain of our residential whole loan portfolio and in total as of September 30, 2025:

	Non-QM loans		Business purpose loans		Legacy RPL/NPL loans		All Loans
Rank	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB
1	CA	45.2%	FL	11.6%	CA	22.7%	CA	29.5%
2	FL	18.0%	TX	10.3%	NY	16.1%	FL	14.6%
3	TX	5.4%	GA	9.4%	FL	7.3%	TX	6.5%
4	AZ	3.2%	NC	5.6%	NJ	6.8%	NY	4.7%
5	WA	2.4%	OH	5.5%	MD	5.1%	GA	4.4%

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

As of September 30, 2025, we had access to various sources of liquidity, including $305.2 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, as of September 30, 2025, we had unencumbered residential whole loans and Agency MBS of $75.9 million and $147.1 million, respectively.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2025, of the design and operation of the Company’s disclosure controls and procedures. Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2025. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

During the third quarter of 2025, the Company repurchased approximately $5 million of shares pursuant to the stock repurchase program. At September 30, 2025, approximately $195 million remained available under the current authorization for the purchase of the Company’s common stock under the stock repurchase program.

During the third quarter of 2025, the Company also withheld shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to satisfy tax and payroll withholding obligations resulting from the vesting and settlement of restricted stock awards and/or restricted stock units (RSUs).

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan
July 1-31, 2025:
Stock Repurchase Program	—	—	—	$200,000,000
August 1-31, 2025:
Stock Repurchase Program	—	—	—	$200,000,000
September 1-30, 2025:
Stock Repurchase Program	485,652	$10.31	485,652	$194,995,000
Employee Transactions (2)	7,133	$10.11	N/A	N/A
Total Stock Repurchase Program	485,652	$10.31	485,652	$194,995,000
Total Employee Transactions (2)	7,133	$10.11	N/A	N/A
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

3.1
Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company, as amended and supplemented, dated August 13, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated
August 15, 2015 (Commission File No. 1-13991)).

3.2
Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company, as amended and supplemented, dated August 13, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated
August 15, 2015 (Commission File No. 1-13991)).

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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024; (ii) our Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (iii) our Consolidated Statements of Comprehensive Income/(Loss) (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (v) our Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2025	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Michael Roper
Michael Roper
Chief Financial Officer

