Form 10-K
period 2025-12-31
MFA FINANCIAL, INC.
filed 2026-02-20
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
On June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $966 million based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.
On February 17, 2026, the registrant had a total of 102,093,862 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about June 3, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MFA FINANCIAL, INC.

PART I			PART II (continued)
Item 1.	Business	5		Note 4. Securities, at Fair Value	88
Item 1A.	Risk Factors	8		Note 5. Other Assets	91
Item 1B.	Unresolved Staff Comments	34		Note 6. Financing Agreements	95
Item 1C.	Cybersecurity	35		Note 7. Other Liabilities	99
Item 2.	Properties	36		Note 8. Income Taxes	100
Item 3.	Legal Proceedings	36		Note 9. Commitments and Contingencies	102
Item 4.	Mine Safety Disclosures	36		Note 10. Stockholders’ Equity	103
PART II				Note 11. EPS Calculation	108
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37		Note 12. Equity Compensation and Other Benefit Plans	108

				Note 13. Fair Value of Financial Instruments	112
Item 6.	[Reserved]	39		Note 14. Use of Special Purpose Entities and Variable Interest Entities	118
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
				Note 15. Segment Reporting	119
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61		Note 16. Subsequent Events	123
				Schedule IV - Mortgage Loans on Real Estate	124
Item 8.	Financial Statements and Supplementary Data	66	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	125
	Report of Independent Registered Public Accounting Firm	66

	Consolidated Balance Sheets at December 31, 2025 and December 31, 2024	68	Item 9A.	Controls and Procedures	125
			Item 9B.	Other Information	127
	Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	69	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	127

			PART III
	Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2025, 2024 and 2023	70	Item 10.	Directors, Executive Officers and Corporate Governance	127

			Item 11.	Executive Compensation	127
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023	71	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	128

	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	73	Item 13.	Certain Relationships and Related Transactions, and Director Independence	128

			Item 14.	Principal Accountant Fees and Services	128
	Notes to the Consolidated Financial Statements	74	PART IV
	Note 1. Organization	74	Item 15.	Exhibits and Financial Statement Schedules	129
	Note 2. Summary of Significant Accounting Policies	74	Item 16.	Form 10-K Summary	133
	Note 3. Residential Whole Loans	82	Signatures		134

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties.  The forward-looking statements contain words such as “will,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” the negative of these words or similar expressions.

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives. Among the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements that we make are: general economic developments and trends, including the current tensions in international trade, a potential prolonged U.S. government shutdown, and the performance of the labor, housing, real estate, mortgage finance and broader financial markets; inflation, increases in interest rates and changes in the market (i.e., fair) value of our residential whole loans, MBS, securitized debt and other assets, as well as changes in the value of our liabilities accounted for at fair value through earnings; the effectiveness of hedging transactions; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business (including as a result of the current U.S. administration); our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals or whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; targeted or expected returns on our investments in recently-originated mortgage loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing costs associated with such investments; risks associated with the ongoing operation of Lima One Holdings, LLC (including, without limitation, industry competition, unanticipated expenditures relating to or liabilities arising from its operation (including, among other things, a failure to realize management’s assumptions regarding expected growth in business purpose loan (BPL) origination volumes and credit risks underlying BPLs, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the BPLs originated by Lima One)); expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; the failure to realize the expected expense savings resulting from the anticipated relocation of our corporate headquarters in New York City; risks associated with our investments in loan originators; risks associated with investing in real estate assets generally, including changes in business conditions and the general economy; and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC. These forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account information currently available. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. (See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.)

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
•Residential mortgage securities, including Agency MBS, Non-Agency MBS and CRT securities.
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
2025 delivered strong fixed income returns as markets benefited from a shift in monetary policy and continued macroeconomic resilience. Credit spreads tightened and the yield curve steepened over the year, with yields on two-year Treasuries declining by 78 basis points while ten-year Treasuries declined by 43 basis points. The Bloomberg US Aggregate Index returned 7.3% for the year, marking its strongest annual performance in five years. We capitalized on these constructive market conditions by accelerating the pace of capital deployment, benefiting from increased price stability and a favorable lending environment. While market conditions have improved and recession risks have moderated, we have maintained our emphasis on preserving sufficient liquidity, prudently managing our interest rate exposure, and using loan securitizations to minimize our exposure to margin risk.
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
INVESTMENT STRATEGY
We primarily invest in and finance, through our various subsidiaries, residential mortgage assets. During 2025, we acquired approximately $2.7 billion of residential whole loans. This includes $0.9 billion of loans originated by our wholly-owned subsidiary, Lima One, which has funded more than $7.3 billion of loans since July 2021, when we fully acquired Lima One. At the end of 2025, residential whole loan investments comprised approximately 68% of our assets and 59% of our allocated net equity. During 2026, assuming economic conditions continue to support markets for residential mortgage assets, we expect to continue pursuing investment opportunities, focused primarily on residential whole loans and Agency MBS as market opportunities arise. We expect that our investment activities will continue to be financed primarily through a combination of securitization transactions, term loan warehouse financing and repurchase agreement financing.
At December 31, 2025, our total investment-related assets were comprised of the following: $8.8 billion, or approximately 71%, of residential whole loans (compared to $8.8 billion, or 83%, at December 31, 2024); $3.4 billion, or 27%, of residential mortgage securities (compared to $1.5 billion, or 14%, at December 31, 2024); and $301.2 million, or 2%, of remaining investment-related assets, comprised primarily of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables (compared to $299.5 million, or 3% at December 31, 2024).

Residential Whole Loans
During 2025, we continued to acquire or originate residential whole loans, with the majority of our additions being Non-QM loans. Our Residential whole loan portfolio includes primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”); (iii) short-term business purpose loans collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans”) (collectively, with Single-family transitional loans, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iv) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans” and, collectively with Transitional loans, “Business purpose loans”), and (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL”). We acquire and hold our loans primarily through certain trusts that are consolidated on our balance sheet for financial reporting purposes.
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
We also own REO property as a result of managing the resolution of non-performing loans. The aggregate value of REO properties fluctuates based on the timing of resolutions of non-performing loans, valuation adjustments, and ultimate sales or disposal of properties.
Securities, at Fair Value
We invest in residential mortgage securities, primarily Agency MBS, as well as Non-Agency MBS and CRT securities. During 2025, we opportunistically added $2.1 billion of Agency MBS. Going forward, we may continue to invest selectively in a range of residential mortgage securities as market opportunities arise.
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

EMPLOYEES/HUMAN CAPITAL MANAGEMENT
At December 31, 2025, we had 307 employees, including 250 employees working in our Lima One subsidiary.
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
Numerous regulations have been issued pursuant to the Dodd-Frank Act, including regulations regarding mortgage loan servicing, underwriting and loan originator compensation, and others could be issued in the future. As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws or regulations that may be adopted in the future, will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, interest rate swap agreements and ERIS swap futures (collectively, “Swaps”) and other derivatives. We believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.
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
The Federal Housing Finance Agency (or FHFA) and both houses of Congress have discussed and considered various measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress and the current presidential administration may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.
On January 2, 2025, the FHFA and the U.S. Treasury Department agreed to again amend the PSPAs between the U.S. Treasury Department and each of the GSEs to establish a methodical process for eventual public input on the termination of conservatorship to minimize disruption to the housing and financial markets. While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations. A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of our Agency MBS and Residential whole loans in general.

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
Credit and Other Risks Related to Our Investments
•Our investments in residential mortgage loans (including BPLs), residential mortgage securities, commercial mortgage loans and other assets involve credit risk, which could materially adversely affect our results of operations.
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
•We have experienced, and may in the future experience, declines in the market value of certain of our investment securities resulting in our recording impairments and other losses.
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
•We may utilize artificial intelligence, which exposes us to liability and affects our business.
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
•Litigation may adversely affect our business and financial results.

Risks Related to Our Business and Industry
General economic developments and trends and the performance of the housing, real estate, mortgage finance, broader financial markets and other factors that are out of our control may adversely affect our business operations.
The results of our business operations are affected by many factors, a number of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and collateral, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, our ability to source new investments at appropriate yields, the terms and availability of adequate financing, general economic and real estate conditions (on a geopolitical, national and local level), the impact of government actions and changes in the U.S. political environment (including as a result of the continuing impact of the change in administration or a potential prolonged U.S. government shutdown), especially in the real estate and mortgage sector, our competition, and the credit performance of our credit sensitive residential mortgage assets. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), market credit spreads, borrowing costs (i.e., our interest expense), delinquencies, defaults and prepayment speeds on our investments, the behavior of which involves various risks and uncertainties. Interest rates and conditional prepayment rates (or CPRs) (which are a measure of the amount of unscheduled principal prepayment on a loan or security) vary according to the type of investment, conditions in the financial markets, fiscal and monetary policies and domestic and international economic and political conditions, competition and other factors, none of which can be predicted with any certainty or is within our control. Therefore, a period of high interest rates and flattening or inverted yield curves, such as the conditions experienced during the past few years, which may continue in 2026, presents challenges on our ability to effectively manage the risks associated with our business operations, including interest rate, prepayment, financing, liquidity and credit risks, while maintaining our qualification as a REIT.
Credit and Other Risks Related to Our Investments
Our investments in residential whole loans (including BPLs), residential mortgage securities and commercial mortgage loans involve credit risk, which could materially adversely affect our results of operations.
Investors in residential and commercial mortgage assets assume the risk that the underlying borrowers may default on their obligations to make full and timely payments of principal and interest. Under our investment policy, we may invest in residential whole loans, residential mortgage securities, commercial mortgage bridge loans and other investment assets that may be considered to be lower credit quality. In general, these investments are more exposed to credit risk than Agency MBS because the former are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation. Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying these investments could adversely affect the value of these assets. Accordingly, defaults in the payment of principal and/or interest on our residential whole loans, residential mortgage securities, commercial mortgage bridge loans and other investment assets of less-than-high credit quality could result in our incurring losses of income from, and/or losses in market value relating to, these assets, which could materially adversely affect our results of operations. This risk may be more pronounced during times of market volatility and negative economic conditions.
Our portfolio of residential whole loans (including BPLs) is by far our largest asset class and represented approximately 68% of our total assets as of December 31, 2025. We expect that our investment portfolio in residential whole loans will continue to be our primary asset class in 2026. As an investor in residential whole loans, we are subject to the risk that the underlying borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. In addition to the credit risk associated with these assets, residential whole loans are less liquid than certain of our other credit sensitive assets, which may make them more difficult to dispose of if the need or desire arises. In addition, if actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.
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
The current U.S. administration and Congress may propose and adopt changes in federal policies that have significant impacts on the legal and regulatory framework affecting the mortgage industry. These changes, including personnel changes at the applicable regulatory agencies, may alter the nature and scope of oversight affecting the mortgage finance industry generally and particularly the future role of Fannie Mae and Freddie Mac.

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
Federal laws and regulations have also been proposed or adopted which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in assignees being held responsible for violations in the residential loan origination process. For example, various federal, state, and local laws, regulations, orders, and ordinances limiting foreclosure and eviction remedies were enacted during the COVID-19 pandemic. In addition, mortgage lenders and third-party servicers have voluntarily, pursuant to federal, state or local regulation, or as part of settlements with law enforcement authorities, established loan modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in residential MBS, may adversely affect the value of, and returns on, such investments. Mortgage servicers may be incentivized by the federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. As a consequence of the foregoing matters, our business, financial condition, results of operations and ability to pay dividends, if any, to our stockholders may be adversely affected.

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
A decline in the market value of our residential mortgage securities that are accounted for as available-for-sale (or AFS) may require us to recognize impairment against such assets under GAAP. When the fair value of an AFS security is less than its amortized cost basis at the balance sheet date, the security is considered impaired. If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before any anticipated recovery, then we must recognize charges to earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If we do not expect to sell an impaired security, only the portion of the impairment related to credit losses is recognized through charges to earnings with the remainder recognized through accumulated other comprehensive income/(loss) (or AOCI) on our consolidated balance sheets. Impairments recognized through other comprehensive income/(loss) (or OCI) do not impact earnings. Following the recognition of an impairment through earnings, a valuation allowance will be established for the security. The determination as to the amount of credit impairment recognized in earnings is subjective, as such determination is based on factual information available at the time of assessment as well as on our estimates of the future performance and cash flow projections. As a result, the timing and amount of impairments recognized in earnings constitute material estimates that are susceptible to significant change.
Our ownership of Lima One and investments in mortgage loan originators expose us to additional risks.
As of December 31, 2025, we had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of our wholly-owned subsidiary, Lima One. In addition, as of December 31, 2025, we had approximately $20.2 million of non-controlling investments in certain loan originators from whom we acquire mortgage loans for investment on a periodic basis. These investments have taken the form of common equity and preferred equity. Unlike our investments in residential mortgage loans and mortgage-backed securities, our non-controlling investments in loan originators are unsecured and not collateralized by any property of the originators. In addition, we do not manage any of the loan originators in which we have made non-controlling investments, and because none of these investments give us a controlling stake in such loan originators, our ability to influence the business and operations of the originators is limited, in some instances significantly so. Also, because these loan originators are private closely-held enterprises, there are significant restrictions on our ability to sell or otherwise transfer our investments (which are generally illiquid). In the event Lima One or one or more of the loan originators in which we have made investments should experience a significant decline in its business and operations or otherwise not be able to respond adequately to managerial, compliance or operational challenges that it may encounter, we may be required to write down all or a portion of the goodwill relating to Lima One or write down all or a portion of the applicable non-controlling investment, which could have a material adverse impact on our results of operations.
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
Moreover, although the loans originated by Lima One are Business purpose loans, they are still subject to substantial state and federal regulation including around origination, underwriting, licensure and servicing. Should Lima One experience a significant decline in its business and operations or otherwise not be able to respond adequately to managerial, compliance or operational challenges, it could have a material adverse impact on our results of operations.
Prepayment and Reinvestment Risk
Prepayment rates on the mortgage loans underlying certain of our residential mortgage assets may materially adversely affect our profitability or could require us to sell assets in unfavorable market conditions.
In general, the mortgages collateralizing certain of our residential mortgage assets may be prepaid at any time without penalty. Prepayments result when borrowers satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property. When we acquire assets collateralized by residential mortgage loans, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on that asset. If we purchase an asset at a premium to par value, and borrowers then prepay the underlying mortgage loans at a faster rate than we expect, the increased prepayments would result in a yield lower than expected on such assets because we would be required to amortize the related premium on an accelerated basis. Conversely, if we purchase residential mortgage assets at a discount to par value, and borrowers then prepay the underlying mortgage loans at a slower rate than we expect, the decreased prepayments would result in a lower yield than expected on the asset and/or may result in a decline in the fair value of the asset, which would result in losses if the asset is accounted for at fair value or impairment for an AFS security if the fair value of the security is less than its amortized cost basis.
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
•If we are unable to renew our borrowings at acceptable interest rates, it may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability. Since a portion of our borrowings to finance longer-term residential mortgage investments are under short-term repurchase agreements, our ability to achieve our investment objectives depends on our ability to borrow funds in sufficient amounts and on acceptable terms, and on our ability to renew or replace maturing borrowings on a continuous basis. Our repurchase agreement credit lines are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms. Our ability to enter into repurchase transactions in the future will depend on the market value of our residential mortgage investments pledged to secure the specific borrowings, the availability of acceptable financing and market liquidity and other conditions existing in the lending market at that time. If we are not able to renew or replace maturing borrowings, we could be forced to sell assets, including assets in an unrealized loss position, in order to maintain liquidity. Forced sales, particularly under adverse market conditions, could result in lower sales prices than ordinary market sales made in the normal course of business. If our residential mortgage investments were liquidated at prices below our amortized cost basis (i.e., the cost basis) of such assets, we would incur losses, which could materially adversely affect our earnings.
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
•Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our liquidity and profitability. A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether. Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability. Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity. Forced sales, particularly under adverse market conditions, may result in lower sales prices than ordinary market sales made in the normal course of business. If our residential mortgage investments were liquidated at prices below our amortized cost basis (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. In addition, any uncertainty in the global finance market or weak economic conditions in Europe could cause the conditions described above to have a more pronounced effect on our European lending counterparties.
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
•If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders. Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. At December 31, 2025, we had greater than 5% stockholders’ equity at risk to the following financing agreement counterparty: Wells Fargo (approximately 7.4%).
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
Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. We rely primarily on borrowings under repurchase agreements and other financing arrangements to finance the acquisition of residential mortgage investments. Our financing arrangements typically have shorter-term contractual maturities than the maturities of our mortgage investments. Even though the majority of our investments have interest rates that adjust over time based on changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our investments. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected, including due to the following reasons:
•Changes in interest rates, cyclical or otherwise, may materially adversely affect our profitability. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control. In general, we finance the acquisition of our investments through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets. The cost of our borrowings is based on prevailing market interest rates. Because the terms of our repurchase transactions typically range from one to six months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) than the interest rates on our investments. During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest income on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition (including the impact of hedging transactions) at the time, as well as the magnitude and period over which interest rates increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our residential mortgage investments. Interest rates increased significantly in 2022 and 2023, remained high in 2024 and 2025, and may continue to remain high in 2026, particularly as concerns of inflation have continued into 2026. As such, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.
The impact of inflation may adversely affect our financial performance.
Inflation remains high and above the Federal Reserve’s target, although inflationary pressure has overall eased post-pandemic. In an effort to control accelerating inflation during the pandemic, the Federal Reserve raised the federal funds rate seven times in 2022, followed by eleven rate raises in 2023. While the Federal Reserve made three rate cuts in each of 2024 and 2025, there is uncertainty as to the timing and extent of future rate cuts in light of ongoing inflationary challenges and generally resilient macroeconomic data. As the Federal Reserve lifts its federal funds target rate, the margin between short and long-term rates could further compress. Given our reliance on short-term borrowings to generate interest income and the fact that the yield curve remains relatively flat after the latest inversion ended in 2024, or if the Federal Reserve finds itself continuing to fall behind on inflation and more aggressively tightens its current projections, our results of operations, financial condition and business could be materially adversely impacted. For a detailed discussion of the impact of interest rates, see “Interest Rate Risk” included under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.
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
The security measures we have implemented to protect personal information and prevent cybersecurity incidents may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, "phishing" attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties and bad actors, including third-party service providers. Furthermore, borrower data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized access to our computer systems, which could result in someone obtaining unauthorized access to borrowers’ data or our data, including other confidential business information. In the past, we have experienced unauthorized access to certain data and information. Our cybersecurity systems and processes are intended to protect this type of data and information; however, they may not be effective in preventing unauthorized access in the future. Furthermore, because the techniques used to obtain unauthorized access to, or to compromise, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, and generative artificial intelligence (“AI”) could intensify these cybersecurity risks. We may also experience cybersecurity incidents that may remain undetected for an extended period.
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
We may utilize artificial intelligence, which exposes us to liability and affects our business.
We use, or may in the future use, artificial intelligence, generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business. The use of AI is still a relatively new and emerging technology, and the introduction and incorporation of AI may expose us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, AI algorithms and machine learning methods may contain flaws, raising ethical and legal concerns, such as unintentional bias in credit decisions. Additionally, the complexity and fast-paced evolution of AI present significant challenges, especially as we compete with other companies in this space. We may not always succeed in identifying or resolving problems before they emerge. AI-related challenges, including potential government regulations, flaws, or other deficiencies, could further complicate our efforts and adversely affect our business.
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
The mortgage finance market is subject to extensive regulation and scrutiny; government actions and regulations, however, may not achieve their intended effect and could bring uncertainty to the operations of the industry, increase our cost of compliance or otherwise materially adversely affect our business. The Federal Reserve announced in November 2008 a program of large-scale purchases of Agency MBS in an attempt to lower longer-term interest rates and contribute to an overall easing of adverse financial conditions. Subject to specified investment guidelines, the portfolios of Agency MBS purchased through the programs established by the U.S. Treasury and the Federal Reserve may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. The program was reinstated in 2020 in response to the COVID-19 pandemic. The Federal Reserve has since concluded this program and started a “runoff” process to reduce holdings which began in June 2022. A continuing portfolio runoff or potential sale by the Federal Reserve may bring uncertainty to the pricing and availability of Agency MBS during the remaining term of these portfolios.
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
We operate in a highly regulated industry and continually changing U.S. federal, state and local laws and regulations could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our stockholders.
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
In particular, the Dodd-Frank Act resulted in a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among U.S. federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, and to exercise supervisory authority over participants in mortgage lending and mortgage servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the Truth in Lending Act and RESPA, aimed at improving consumer protections with respect to mortgage originations and mortgage servicing, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and loss mitigation and other servicing requirements. Unpredictable events, such as the COVID-19 pandemic, may create economic shocks, to which federal, state, and local governments respond with new borrower and tenant rights and protections. Certain federal and state regulators continue to consider proposals to apply regulatory prudential standards to nonbank servicers, which may impact how our service providers, including the Servicer, are regulated. In addition, the continuing impact of the current U.S. Presidential administration may lead to changes in the capital markets and regulatory landscape, including federal supervision and enforcement tools on residential mortgage lenders and servicers, which could result in increased regulatory scrutiny and potentially increased penalties assessed for determinations of non-compliance with applicable requirements.
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
Although we do not directly service residential mortgage loans (except for Business purpose loans originated and serviced by Lima One), we must comply with various federal and state laws, rules and regulations as a result of owning MBS and residential whole loans. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Act, and the Gramm-Leach-Bliley Financial Modernization Act of 1999 (or Gramm-Leach-Bliley). These requirements can and do change as statutes and regulations are enacted, promulgated, amended and interpreted, and the recent trend among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally. For example, effective March 1, 2021, the General QM Final Rule provided certain changes to the definition of general qualified mortgage loans and the Seasoned QM Final Rule creates a new category of a qualified mortgage, referred to as a “Seasoned QM.” A loan is eligible to become a Seasoned QM if it is a first-lien, fixed rate loan that meets certain performance requirements over a seasoning period of 36 months, is held in portfolio until the end of the seasoning period by the originating creditor or first purchaser, complies with general restrictions on product features and points and fees, and meets certain underwriting requirements. These amendments and changes to the necessary policies and procedures to demonstrate compliance with these requirements for loans sold in the secondary market may increase the economic and compliance costs for participants in the mortgage origination and securitization industries, including us.
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
Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We currently do not hold any such licenses, and there is no assurance that we will be able to obtain them in a timely manner or at all or, if obtained, that we will be able to maintain them. In connection with these licenses we would be required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements on an ongoing basis. Our failure to obtain or maintain such licenses or our inability to enter into another regulatory-compliant structure, such as establishing a trust with a federally chartered bank as trustee to purchase and hold the residential mortgage loans, could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. In lieu of obtaining such licenses, we contribute our acquired residential mortgage loans to one or more trusts in which we or our subsidiaries hold beneficial interests; title to these residential mortgage loans is held by one or more federally chartered banks as trustee, which may be exempt from state licensing requirements. There can be no assurance that the use of the trusts will satisfy an exemption from licensing requirements because regulatory agencies may adopt different interpretations of applicable laws. We are aware of one state regulatory agency that has inquired about our use of the trust structure. If required, there can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all, or in other necessary jurisdictions, which could limit our ability to invest in residential mortgage loans. Our failure to obtain and maintain required licenses may expose us to penalties or other claims and may affect our ability to acquire an adequate and desirable supply of mortgage loans to conduct our securitization program and, as a result, could harm our business.
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
The net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets, to exceed 25% of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to maintain our qualification as a REIT. Additionally, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities to exceed 25% (20% for taxable years beginning before January 1, 2026) of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, similarly fail to maintain our qualification as a REIT.
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
Qualified dividend income payable to U.S. investors that are individuals, trusts, and estates is subject to the reduced maximum tax rate applicable to long-term capital gains. Dividends paid by REITs, however, are generally not eligible for the reduced qualified dividend rates. Non-corporate taxpayers may deduct up to 25% (20% for taxable years beginning before January 1, 2026) of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
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
Title 3, Subtitle 8 of the MGCL permits our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect on behalf of our company to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Our Board may elect to opt in to any or all of the provisions of Title 3, Subtitle 8 of the MGCL without stockholder approval at any time. Without our having elected to be subject to Subtitle 8, our charter and bylaws already (1) provide for a classified board, (2) require the affirmative vote of the holders of at least 80% of the votes entitled to be cast in the election of directors for the removal of any director from our Board, which removal will be allowed only for cause and (3) vest in our Board the exclusive power to fix the number of directorships. In addition, we have elected to be subject to the Subtitle 8 provision that requires a vacancy on our board to be filled only by the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred and until a successor is elected and qualifies. These provisions may delay or prevent a change of control of our company.
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
The authorization, amount and payment of future cash dividends on shares of our common stock are subject to uncertainty due to disruption in the mortgage, housing or related sectors.
The authorization, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board. From time to time, our Board may adjust our quarterly cash dividend on our shares of our common stock from prior quarters. The payment of dividends may be more uncertain during severe market disruption in the mortgage, housing or related sectors.
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
Litigation may adversely affect our business and financial results.
We may, from time to time, be subject to various litigation and other legal proceedings, including in the ordinary course of our business. Litigation can be lengthy, expensive and disruptive to our operations and results cannot be predicted with certainty. There may also be adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found not liable. Not all litigation expenses are covered by insurance. In addition, there can be no assurance that our insurance coverage will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any claim or event will not have a material adverse affect on our business and financial results.
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

We have developed an Information Security Program which is designed to, among other things, protect the confidentiality of our data, protect against threats or hazards to our IT systems, safeguard our data resources in a manner consistent with applicable laws and regulations, contractual obligations and industry standards, and maintain our IT systems to meet our operational needs. The Information Security Program is part of our risk management program, which is overseen by our Audit Committee (and our Board of Directors more generally), and receives updates from our Chief Technology Officer on cybersecurity risks and related matters on a quarterly basis and as otherwise may be needed.

We follow industry standards for cybersecurity risk mitigation, including anti-virus/anti-malware protection, detection and response technologies, intelligent logging and event management, regular penetration testing and remediation. We use our own monitoring and detection, as well as emerging threat intelligence sources, in our efforts to improve protections from threats and improve internal processes based on cyber threats and risks that are impacting other companies. Our security posture is further enhanced through the use of third-party tools and services providing full time monitoring and threat response.

Our third party management policy is designed to assess and mitigate potential risk posed by vendors and outside service providers. An initial risk assessment is performed to evaluate multiple aspects of a relationship such as impact to cybersecurity, access to our systems and data, and criticality of the relationship to our day-to-day operations. The program defines oversight requirements based on the results of the risk assessment. Critical vendors and service providers are reviewed annually and as otherwise may be needed.

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

Item 2.  Properties.

Office Leases

Our primary lease commitment relates to our corporate headquarters. For the year ended December 31, 2025, we recorded an expense of approximately $5.3 million in connection with this lease. The original term specified in this lease is approximately 15 years with a termination date of December 2036, and an option to renew for an additional five years.

Additionally, in December 2024, Lima One executed a new office lease for its headquarters in Greenville, South Carolina. Lima One moved into the new office space on July 15, 2025. For the year ended December 31, 2025, the Company recorded an expense in connection with this lease of approximately $2.1 million. The original term specified in this lease is approximately nine years with a termination date of December 2033 and two options to renew for an additional four years for the first extension and an additional five years for the second extension.

At December 31, 2025, we expected our approximate future rent expense, for all lease commitments, exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes, to be $7.5 million in 2026 through 2031, $8.0 million in 2032 and 2033 and $5.4 million in 2034 through 2036.

In February 2026, we entered into an agreement with the landlord for our current corporate headquarters to accelerate the contractual expiration of our lease to November 30, 2026. In addition, we have reached an agreement in principle to enter into a ten-year lease for new corporate headquarters space located in New York City. While we are still evaluating the financial statement impact of these agreements, we currently expect to modify the right-of-use assets and lease obligations, recognize a gain of approximately $1-2 million, and recognize accelerated depreciation expense in 2026 related to the remaining undepreciated tenant improvements at our current corporate headquarters totaling approximately $7 million. Additionally, we expect to recognize a new right-of-use asset and lease liability and recognize lower rental expense at the expected new corporate headquarters. We expect that in the aggregate, once complete, these actions will result in run-rate annual expense savings of approximately $4 million per year over the next ten years.

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

Holders

As of February 17, 2026, we had 384 registered holders of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search; however, the number of beneficial owners of our common stock may exceed this number.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock. We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2025. We have historically declared cash dividends on our common stock on a quarterly basis. During 2025 and 2024, we declared total cash dividends to holders of our common stock of $147.3 million ($1.44 per share) and $142.9 million ($1.40 per share), respectively.

In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital. For the year ended December 31, 2025, the portion of our common stock dividends paid during the year deemed to be a return of capital was $0.5800 per share of common stock. For the year ended December 31, 2024, the portion of our common stock dividends paid during the year deemed to be a return of capital was $0.5516 per share of common stock. (For additional dividend information, see Notes 10(a) and 10(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 1998 and, as such, anticipate distributing at least 90% of our REIT taxable income within the timeframe permitted by the Code. Although we may borrow funds to make distributions, cash for such distributions has generally been, and is expected to continue to be, largely generated from our results of operations.

The table below provides details of dividends on our common stock declared during the years 2025 and 2024:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2025	December 11, 2025	December 31, 2025	January 30, 2026	$0.36	(1)
	September 11, 2025	September 30, 2025	October 31, 2025	0.36
	June 12, 2025	June 30, 2025	July 31, 2025	0.36
	March 6, 2025	March 31, 2025	April 30, 2025	0.36
2024	December 11, 2024	December 31, 2024	January 31, 2025	$0.35	(2)
	September 12, 2024	September 27, 2024	October 31, 2024	0.35
	June 11, 2024	June 28, 2024	July 31, 2024	0.35
	March 7, 2024	March 28, 2024	April 30, 2024	0.35
(1)At December 31, 2025, we had accrued dividends and dividend equivalents payable of $37.1 million related to the common stock dividend declared on December 11, 2025. This dividend will be treated as a dividend paid in 2026 to the extent of the Company’s earnings and profits in 2026.
(2)At December 31, 2024, we had accrued dividends and dividend equivalents payable of $36.0 million related to the common stock dividend declared on December 11, 2024. A portion of this dividend was considered taxable income to the recipient in 2025.

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

Purchases of Equity Securities

In February 2024, the Company announced its Board had authorized a $200 million stock repurchase program with respect to the Company’s common stock, which was in effect through the end of 2025. Approximately $190 million remained available for repurchase under the stock repurchase program upon its expiration. In February 2026, the Company’s Board authorized a new $200 million stock repurchase program with respect to the Company’s common stock, which will be in effect through December 31, 2028.

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
During 2025, the Company repurchased 1,026,117 shares of its common stock through the stock repurchase program at an average cost of $9.76 per share and a total cost of approximately $10.0 million, net of fees and commissions paid to the sales agent of approximately $10,000. The Company did not repurchase any shares of its common stock through the stock repurchase program during 2024. The Company also withheld 493,848 and 129,429 shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) during 2025 and 2024, respectively, to satisfy tax and payroll withholding obligations resulting from the vesting and settlement of restricted stock awards and/or restricted stock units (RSUs).
The table below provides detail of the repurchases of common stock by month for the fourth quarter of 2025.

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan
October 1-31, 2025:
Stock Repurchase Program	—	$—	—	$195,000,000
Employee Transactions (2)	—	—	N/A	N/A
November 1-30, 2025:
Stock Repurchase Program	540,652	$9.25	540,652	$190,000,000
Employee Transactions (2)	4,636	8.97	N/A	N/A
December 1-31, 2025:
Stock Repurchase Program	—	$—	—	$—
Employee Transactions (2)	—	—	N/A	N/A
(1)Includes brokerage commissions.
(2)The value of shares surrendered upon the settlement of RSUs to meet income tax obligations is based on the closing price per share of our common stock on the date such settlement occurs.
Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase. Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent). Stockholders who own common stock that is registered in their own name and who want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and who want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the years ended 2025 and 2024, the Company did not issue any shares pursuant to its DRSPP, and the DRSPP shelf registration statement expired by its terms on September 27, 2025.

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

At December 31, 2025, we had total assets of approximately $13.0 billion, of which $8.8 billion, or 68%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) business purpose loans primarily originated by Lima One, to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iii) short-term business purpose loans primarily originated by Lima One, collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”), (iv) short-term business purpose loans primarily originated by Lima One, collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans, collectively with Single-family transitional loans, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans” and, collectively with Single-family rental loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans,” which are included in “Other loans”). In addition, at December 31, 2025, we had approximately $3.3 billion or 25% of total assets invested in investments in Agency MBS.

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

With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of certain of our residential mortgage assets and securitized debt to decline; (iii) coupons on our adjustable-rate assets to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our assets to decline, thereby slowing the amortization of purchase premiums and the accretion of our purchase discounts, and slowing our ability to redeploy capital to generally higher yielding investments; and (v) the value of our derivative hedging instruments, if any, to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings to decrease; (ii) the value of certain of our residential mortgage assets and securitized debt, to increase; (iii) coupons on our adjustable-rate assets, on a delayed basis, to lower interest rates; (iv) prepayments on our assets to increase, thereby accelerating the amortization of purchase premiums and the accretion of our purchase discounts, and accelerating the redeployment of our capital to generally lower yielding investments; and (v) the value of our derivative hedging instruments, if any, to decrease. Further, changes in spreads will also impact the valuation of our residential mortgage assets and securitized debt, which could result in volatility in GAAP earnings. In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR presents the annualized constant rate of principal repayment in excess of scheduled principal amortization. CPRs on our residential mortgage securities and whole loans may differ significantly. For the year ended December 31, 2025, the average CPRs on certain of our loan portfolios were: 14.3% for Non-QM loans, 10.5% for Single-family rental loans, and 8.1% for Legacy RPL/NPL loans. In addition, for the year ended December 31, 2025, the repayment rate (which includes both scheduled and unscheduled repayments of principal) was 67.7% for our Single-family transitional loans and 42.5% for our Multifamily transitional loans.

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

Recent Market Conditions and Our Strategy

Following years of volatility, 2025 delivered strong fixed income returns as markets benefited from a shift in monetary policy and continued macroeconomic resilience. Credit spreads tightened and the yield curve steepened over the year, with yields on two-year Treasuries declining by 78 basis points while ten-year Treasuries declined by 43 basis points. The Bloomberg US Aggregate Index returned 7.3% for the year, marking its strongest annual performance in five years. We capitalized on these constructive market conditions by accelerating the pace of capital deployment, benefiting from increased price stability and a favorable lending environment. During 2025, we were able to add $4.8 billion of our target assets at attractive yields. These additions included $2.1 billion of Agency MBS, $1.8 billion of Non-QM loans, and approximately $900 million of funded originations of Business purpose loans and draws on existing Transitional loans at Lima One. During 2025, we executed five securitizations and issued $1.7 billion of securitized debt.

During the year, we generated GAAP earnings per share (or EPS) of $1.31 per basic common share and Distributable earnings, a non-GAAP financial measure that excludes the impact of fair value changes and certain other items, of $1.00 per basic common share. For the year, compensation and benefits and other G&A expenses were $119.4 million, a 9.5% reduction from $131.9 million incurred in 2024 attributable to expense reduction initiatives. At December 31, 2025, our GAAP book value was $13.20 and our Economic book value, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $13.75 per common share, each down approximately 1% compared to December 31, 2024. During the year, we declared dividends totaling $1.44 per common share.

For the year, our Lima One subsidiary originated Business purpose loans with a maximum unpaid principal balance of $0.9 billion, a decrease from the $1.4 billion originated in 2024. During the year, we expanded Lima One’s sales force, invested in technology initiatives that we expect to improve the borrower experience, and made key hires to Lima One’s leadership team in strategic growth areas. In early 2026, we relaunched multifamily lending and began funding loans through our newly established wholesale channel, which represent two key areas of growth for Lima One. During 2025, Lima One sold $212.9 million of recently originated single-family rental loans to third parties and realized gains of $6.1 million. We believe that these sales to third parties help to strengthen Lima One’s franchise value, create additional distribution channels to accommodate future growth, and enhance returns.

For additional information regarding the calculation of Distributable earnings and Economic book value per share, including a reconciliation to GAAP Net Income and GAAP book value per share, respectively, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

2025 Portfolio Activity and impact on financial results

At December 31, 2025, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value, was approximately $12.3 billion compared to $10.5 billion at December 31, 2024.

The following table presents the activity for our residential mortgage asset portfolio for the year ended December 31, 2025:

(In Millions)	December 31, 2024	Runoff (1)	Acquisitions & Originations (2)	Other (3)	December 31, 2025	Change
Residential whole loans and REO	$8,942	$(2,540)	$2,689	$(146)	$8,945	$3
Securities, at fair value	1,538	(288)	2,100	10	3,360	1,822
Total	$10,480	$(2,828)	$4,789	$(136)	$12,305	$1,825
(1)Primarily includes principal repayments and sales of REO.
(2)Includes draws on previously originated Transitional loans.
(3)Primarily includes sales of residential whole loans and securities, changes in fair value and changes in the allowance for credit losses.

At December 31, 2025, our total recorded investment in residential whole loans and REO was $8.9 billion, or 72.7% of our residential mortgage asset portfolio. Of this amount, $5.3 billion are Non-QM loans, $1.2 billion are Single-family rental loans, $0.7 billion are Single-family transitional loans, $0.5 billion are Multifamily transitional loans and $1.0 billion are Legacy RPL/NPL loans. Loan acquisition activity of $2.7 billion during 2025 included $655.7 million of Single-family transitional loans (including draws), $1.8 billion of Non-QM loans, $235.4 million of Single-family rental loans and $14.8 million of Multifamily transitional loans (including draws). During 2025, we recognized approximately $605.6 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 6.74%, with Single-family transitional loans generating an effective yield of 9.48%, Multifamily transitional loans generating an effective yield of 8.54%, Single-family rental loans generating an effective yield of 6.43%, Non-QM loans generating an effective yield of 5.87% and Legacy RPL/NPL loans generating an effective yield of 7.92%. Since the second quarter of 2021 we have elected the fair value option for all loan acquisitions, and 88% of our total loan portfolio is measured at fair value through earnings. Included in earnings in Other Income/(Loss), net are net gains on these loans of $133.7 million for the year ended December 31, 2025. At December 31, 2025 and 2024, we had REO with an aggregate carrying value of $135.0 million and $130.9 million, respectively, which is included in Other assets on our consolidated balance sheets.

At December 31, 2025, we held $3.4 billion of Securities, at fair value, including $3.3 billion of Agency MBS, $34.9 million of CRT securities and $22.1 million of Non-Agency MBS. During 2025, we purchased $2.1 billion of Agency MBS and sold $27.0 million of CRT securities and $17.5 million of Agency MBS. The net yield on our Securities, at fair value was 5.93% for 2025, compared to 6.59% for 2024.

For the year ended December 31, 2025, we recorded a provision for credit losses on residential whole loans held at carrying value of $0.9 million. The total allowance for credit losses recorded on residential whole loans held at carrying value at December 31, 2025 was $9.7 million.

During 2025, we completed five Non-QM loan securitizations with unpaid principal balance (or UPB) of loans sold of $1.8 billion. These securitizations provide longer term, non-recourse, fixed rate financing. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $13.20 as of December 31, 2025. Book value per common share decreased from $13.39 as of December 31, 2024. Economic book value per common share, a non-GAAP financial measure, was $13.75 as of December 31, 2025, a decrease from $13.93 as of December 31, 2024. The decrease in GAAP book value and Economic book value during 2025 primarily reflects dividends declared on our common stock in excess of our GAAP earnings. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

Information About Our Assets

The table below presents certain information about our asset allocation at December 31, 2025:

ASSET ALLOCATION

(Dollars in Millions)	Non-QM loans	Single-family rental loans	Single-family transitional loans	Multifamily transitional loans	Legacy RPL/NPL loans	Agency MBS	Other, net (1)	Total
Asset Amount	$5,345	$1,234	$717	$490	$973	$3,303	$706	$12,768
Financing Agreements with Non-mark-to-market Collateral Provisions	—	(7)	(47)	(28)	—	—	—	(82)
Financing Agreements with Mark-to-market Collateral Provisions	(537)	(263)	(198)	(189)	(79)	(2,938)	(109)	(4,313)
Securitized Debt	(4,204)	(788)	(367)	(159)	(812)	—	(6)	(6,336)
Senior Notes and Other secured financing	—	—	—	—	—	—	(209)	(209)
Net Equity Allocated	$604	$176	$105	$114	$82	$365	$382	$1,828
Debt/Net Equity Ratio (2)	7.8x	6.0x	5.8x	3.3x	10.9x	8.0x		6.0x
(1)Includes $213.2 million of cash and cash equivalents, $173.5 million of restricted cash, $57.1 million of other securities, $51.0 million of Other loans and $20.2 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(2)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at December 31, 2025. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Non-QM loans (1)	Business purpose loans (2)	Legacy RPL/NPL loans (3)	Other loans
Amount due:
Within one year	$—	$1,077,356	$1,628	$—
After one year:
Over one to five years	—	144,172	9,681	—
Over five years	5,346,693	1,221,800	967,706	51,022
Total due after one year	$5,346,693	$1,365,973	$977,387	$51,022
Total residential whole loans	$5,346,693	$2,443,328	$979,016	$51,022
(1)Excludes an allowance for credit losses of $1.7 million at December 31, 2025.
(2)Excludes an allowance for credit losses of $2.0 million at December 31, 2025.
(3)Excludes an allowance for credit losses of $6.0 million at December 31, 2025.

The following table presents, at December 31, 2025, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Non-QM loans (1) (2)	Business purpose loans (1) (2)	Legacy RPL/NPL loans (1) (2)	Other loans
Interest rates:
Fixed	$4,619,618	$1,066,772	$810,999	$51,022
Adjustable	727,075	299,201	166,388	—
Total	$5,346,693	$1,365,973	$977,387	$51,022
(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of December 31, 2025.
(2)Excludes an allowance for credit losses.
Our Transitional loans contain various contractual extension features, typically ranging from three to twenty-four months subject to certain conditions, generally including our consent. Transitional loans are generally only extended if the loan is current and in compliance with various other loan terms. Given the short duration of our Transitional loans, maturity extensions are a regular occurrence, irrespective of market conditions. At December 31, 2025, approximately 66% of our Multifamily transitional loans and 31% of our Single-family transitional loans held as of period end had been extended.

For additional information regarding our residential whole loan portfolios, including information about delinquency trends, see Note 3 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at December 31, 2025 and December 31, 2024:

(Dollars in Thousands)	December 31, 2025	December 31, 2024
Agency MBS
Face/Par	$3,256,760	$1,403,891
Fair Value	3,303,204	1,392,635
Amortized Cost Basis	3,257,686	1,405,900
Weighted average yield (1)	5.39%	5.45%
Weighted average time to maturity	29.0 years	29.1 years

Term notes backed by MSR collateral
Face/Par	$—	$55,000
Fair Value	—	54,588
Amortized Cost Basis	—	50,639
Weighted average yield (1)	—%	13.95%
Weighted average time to maturity	N/A	0.8 years

CRT securities
Face/Par	$34,000	$64,602
Fair Value	34,945	67,642
Amortized Cost Basis	30,330	58,930
Weighted average yield (1)	17.15%	9.35%
Weighted average time to maturity	14.1 years	15.0 years

Non-Agency MBS
Face/Par	$25,919	$27,206
Fair Value	22,131	22,648
Amortized Cost Basis	21,750	22,633
Weighted average yield (1)	5.63%	5.67%
Weighted average time to maturity	25.8 years	26.8 years
(1)Weighted average yield is annualized interest income divided by average amortized cost basis for Securities, at fair value held at December 31, 2025 and December 31, 2024.

Tax Considerations

Current period estimated taxable income

We estimate that for 2025, our REIT taxable income was approximately $127.4 million.

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

Potential timing differences can arise with respect to the accretion of discount and amortization of premium into income as well as the recognition of gain or loss for tax purposes as compared to GAAP. For example: a) while our REIT uses fair value accounting for GAAP in some instances, it generally is not used for purposes of determining taxable income; b) impairments generally are not recognized by us for income tax purposes until the asset is written-off or sold; c) capital losses may only be recognized by us to the extent of our capital gains; capital losses in excess of capital gains generally are carried over by us for potential offset against future capital gains; and d) tax hedge gains and losses resulting from the termination of Swaps by us generally are amortized over the remaining term of the Swap.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for 2025, our net TRS taxable income (loss) will be $(56.0) million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future tax years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

Recent tax legislation

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company is still evaluating the potential impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s financial statements.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion related to our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2024, which was filed with the SEC on February 20, 2025, and is available on the SEC’s website at www.sec.gov and on our website at www.mfafinancial.com.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table summarizes the changes in our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024.

	Year Ended
(In Thousands)	December 31, 2025	December 31, 2024	YoY Change
Interest Income:
Residential whole loans	$605,611	$633,556	$(27,945)
Securities, at fair value	121,258	61,110	60,148
Other interest-earning assets	1,964	7,058	(5,094)
Cash and cash equivalent investments	16,231	22,241	(6,010)
Interest Income	$745,064	$723,965	$21,099

Interest Expense:
Asset-backed and other collateralized financing arrangements	$495,549	$500,026	$(4,477)
Other interest expense	18,431	21,208	(2,777)
Interest Expense	$513,980	$521,234	$(7,254)

Net Interest Income	$231,084	$202,731	$28,353

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$(936)	$3,084	$(4,020)
Reversal/(Provision) for Credit Losses on Other Assets	—	(1,135)	1,135
Net Interest Income after Reversal/(Provision) for Credit Losses	$230,148	$204,680	$25,468

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$133,689	$45,994	$87,695
Impairment and other net gain/(loss) on securities and other portfolio investments	61,543	(10,869)	72,412
Net gain/(loss) on real estate owned	(6,760)	3,136	(9,896)
Net gain/(loss) on derivatives used for risk management purposes	(35,544)	78,503	(114,047)
Net gain/(loss) on securitized debt measured at fair value through earnings	(55,216)	(64,813)	9,597
Lima One mortgage banking income	22,848	32,944	(10,096)
Net realized gain/(loss) on residential whole loans held at carrying value	(882)	418	(1,300)
Other, net	(18,723)	115	(18,838)
Other Income/(Loss), net	$100,955	$85,428	$15,527

Operating and Other Expense:
Compensation and benefits	$77,669	$87,654	$(9,985)
Other general and administrative expense	41,740	44,254	(2,514)
Loan servicing, financing and other related costs	33,446	35,306	(1,860)
Amortization of intangible assets	2,200	3,200	(1,000)
Operating and Other Expense	$155,055	$170,414	$(15,359)

Income/(loss) before income taxes	$176,048	$119,694	$56,354
Provision for/(benefit from) income taxes	(735)	443	(1,178)
Net Income/(Loss)	$176,783	$119,251	$57,532
Less Preferred Stock Dividend Requirement	$40,318	$32,875	$7,443
Net Income/(Loss) Available to Common Stock and Participating Securities	$136,465	$86,376	$50,089

Basic Earnings/(Loss) per Common Share	$1.31	$0.83	$0.48
Diluted Earnings/(Loss) per Common Share	$1.30	$0.82	$0.48

General

For 2025, we had net income available to our common stock and participating securities of $136.5 million, or $1.31 per basic common share and $1.30 per diluted common share, compared to net income available to our common stock and participating securities for 2024 of $86.4 million, or $0.83 per basic common share and $0.82 per diluted common share. The net income available to common stock and participating securities in the current period increased from the prior period primarily as a result of $28.4 million higher net interest income, $15.4 million lower operating and other expenses, and $15.5 million higher Other income/(loss), net, partially offset by a $7.4 million increase in preferred stock dividends paid as a result of the higher floating rate payable on our Series C preferred stock.

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

For 2025, our net interest spread and margin (including the impact of net Swap carry) were 1.84% and 2.55%, respectively, compared to a net interest spread and margin (including the impact of net Swap carry) of 2.10% and 2.91%, respectively, for 2024. Our net interest income, which does not include the benefit of net Swap carry, increased by $28.4 million, or 14.0%, to $231.1 million from $202.7 million for 2024. Net interest income for 2025 included approximately $23.3 million of higher net interest income for our Securities, at fair value portfolio compared to 2024, primarily due to higher amounts invested in Agency MBS, partially offset by a related increase in average balance of securities financing agreements. In addition, net interest income for 2025 included $12.7 million higher net interest income from our residential whole loan portfolio compared to 2024, primarily due to a decrease in average balances of, and rates on, residential whole loan financing agreements, partially offset by an increase in average balances of, and rates on, our securitized debt and a decrease in amounts invested in the loan portfolio. Net interest income for 2025 also had approximately $11.1 million less interest income from cash and other interest earning assets compared to 2024.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2025 and 2024. Average yields are derived by dividing interest income by the average amortized cost basis of the related assets, and average costs are derived by dividing interest expense by the average balance of the related liabilities, for the periods shown. The yields and costs may include premium amortization and discount accretion which are considered adjustments to interest income or expense.

	For the Year Ended December 31,
	2025			2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,986,933	$605,611	6.74%	$9,404,477	$633,556	6.74%
Securities, at fair value	2,046,043	121,258	5.93	927,927	61,110	6.59
Cash and cash equivalents (2)	488,477	16,231	3.32	540,408	22,241	4.12
Other interest-earning assets	7,225	1,964	27.18	35,941	7,058	19.64
Total interest-earning assets	11,528,678	745,064	6.46	10,908,753	723,965	6.64

Liabilities:
Interest-bearing liabilities:
Securitized debt (3)	$6,006,557	$304,860	5.08%	$5,220,172	$251,582	4.82%
Collateralized financing agreements (4)	3,558,090	190,689	5.29	3,490,693	248,444	7.00
Convertible Senior Notes	—	—	—	80,985	5,540	6.84
Other secured financing	3,614	236	6.47	—	—	—
8.875% Senior Notes	111,621	10,977	9.83	107,914	10,603	9.83
9.00% Senior Notes	72,603	7,218	9.94	51,121	5,065	9.91
Total interest-bearing liabilities	9,752,485	513,980	5.24	8,950,885	521,234	5.78
Net interest income/net interest rate spread (5)		231,084	1.22		202,731	0.86
Impact of net Swap carry (6)		61,528	0.62		112,771	1.24
Net interest rate spread (including the impact of net Swap carry)		$292,612	1.84%		$315,502	2.10%
Net interest-earning assets/net interest margin (7)	$1,776,193		2.55%	$1,957,868		2.91%
(1)Yields presented throughout this Annual Report on Form 10-K are calculated using average amortized cost basis data for residential whole loans and securities, which excludes unrealized gains and losses. For GAAP reporting purposes, securities purchases and sales are reported on the trade date. Average amortized cost basis data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
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
(7)Net interest margin reflects net interest income (including net Swap carry) divided by average interest-earning assets.

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

	Year Ended December 31, 2025
	Compared to
	Year Ended December 31, 2024
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(27,945)	$—	$(27,945)
Securities, at fair value	66,841	(6,693)	60,148
Cash and cash equivalents	(1,990)	(4,020)	(6,010)
Other interest-earning assets	(7,101)	2,007	(5,094)
Total net change in income from interest-earning assets	$29,805	$(8,706)	$21,099

Interest-bearing liabilities:
Securitized debt	$39,231	$14,047	$53,278
Residential whole loan financing agreements	(63,512)	(30,228)	(93,740)
Securities, at fair value repurchase agreements	46,924	(10,098)	36,826
REO financing agreements	(627)	(214)	(841)
Convertible Senior Notes	(5,540)	—	(5,540)
Other secured financing	236	—	236
8.875% Senior Notes	374	—	374
9.00% Senior Notes	2,153	—	2,153
Total net change in expense of interest-bearing liabilities	$19,239	$(26,493)	$(7,254)
Net change in net interest income	$10,566	$17,787	$28,353

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)
December 31, 2025	1.69%	2.31%
September 30, 2025	1.86	2.57
June 30, 2025	1.98	2.73
March 31, 2025	1.84	2.63
December 31, 2024	1.99	2.76
September 30, 2024	2.18	3.00
June 30, 2024	2.16	3.01
March 31, 2024	2.06	2.88
(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net Swap carry).
(2)Reflects annualized net interest income (including net Swap carry) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Non-QM Loans
Net Yield (1)	5.96%	5.95%	5.79%	5.78%	5.63%	5.47%	5.49%	5.39%
Cost of Funding (2)	(5.13)%	(5.21)%	(5.14)%	(5.08)%	(5.12)%	(5.22)%	(5.18)%	(5.12)%
Impact of net Swap carry (3)	0.49%	0.62%	0.70%	0.77%	1.36%	1.75%	1.63%	1.68%
Net Interest Spread	1.32%	1.36%	1.35%	1.47%	1.87%	2.00%	1.94%	1.95%
Business Purpose Loans
Net Yield (1)	7.50%	7.88%	7.99%	8.09%	7.73%	7.91%	7.99%	7.66%
Cost of Funding (2)	(5.82)%	(6.03)%	(6.07)%	(6.15)%	(6.39)%	(6.66)%	(6.72)%	(6.66)%
Impact of net Swap carry (3)	0.44%	0.49%	0.42%	0.45%	0.80%	1.01%	0.92%	0.99%
Net Interest Spread	2.12%	2.34%	2.34%	2.39%	2.14%	2.26%	2.19%	1.99%
Legacy RPL/NPL Loans
Net Yield (1)	7.42%	8.55%	8.69%	7.01%	7.52%	7.75%	8.72%	7.62%
Cost of Funding (2)	(4.29)%	(4.32)%	(4.29)%	(4.24)%	(4.23)%	(4.64)%	(4.77)%	(4.51)%
Impact of net Swap carry (3)	0.48%	0.52%	0.40%	0.31%	0.19%	0.56%	1.07%	1.07%
Net Interest Spread	3.61%	4.75%	4.80%	3.08%	3.48%	3.67%	5.02%	4.18%
Total Residential Whole Loans
Net Yield (1)	6.53%	6.81%	6.85%	6.77%	6.65%	6.74%	6.92%	6.63%
Cost of Funding (2)	(5.23)%	(5.36)%	(5.35)%	(5.36)%	(5.51)%	(5.76)%	(5.82)%	(5.75)%
Impact of net Swap carry (3)	0.48%	0.58%	0.58%	0.60%	1.01%	1.31%	1.28%	1.32%
Net Interest Spread	1.78%	2.03%	2.08%	2.01%	2.15%	2.29%	2.38%	2.20%
Securities, at fair value
Net Yield (1)	5.56%	5.79%	6.60%	6.07%	6.05%	6.48%	7.03%	7.24%
Cost of Funding (2)	(4.18)%	(4.50)%	(4.55)%	(4.58)%	(5.02)%	(5.65)%	(5.74)%	(5.79)%
Impact of net Swap carry (3)	0.79%	1.05%	1.05%	1.08%	1.68%	1.71%	1.90%	1.79%
Net Interest Spread	2.17%	2.34%	3.10%	2.57%	2.71%	2.54%	3.19%	3.24%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost basis of Residential whole loans. Excludes servicing costs.
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

Interest Income

Interest income on our Securities, at fair value portfolio for 2025 increased $60.1 million to $121.3 million from $61.1 million for 2024. This increase primarily reflects a higher average amortized cost basis of the portfolio of $1.1 billion due to purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 5.93% for 2025, compared to 6.59% for 2024.

Interest income on our residential whole loans for 2025 decreased by $27.9 million, or 4.4%, to $605.6 million compared to $633.6 million for 2024. This decrease is primarily due to a $0.4 billion lower average balance of this portfolio to $9.0 billion for 2025 from $9.4 billion for 2024.

Interest income on our cash and other interest earning assets for 2025 decreased by $11.1 million to $18.2 million, compared to $29.3 million for 2024. This decrease primarily reflects a $28.7 million lower average balance of other interest earning assets as well as a lower yield earned on our cash and cash equivalents to 3.32% for 2025 from 4.12% for 2024.

Interest Expense

Our interest expense for 2025 decreased by $7.3 million, or 1.4%, to $514.0 million, from $521.2 million for 2024. This decrease primarily reflects the lower overall average balances of, and rates on, our residential whole loan financing agreements, lower rates on our securities repurchase agreements, as well as lower expense for convertible senior notes as these notes matured in June 2024 and were repaid in full. These decreases were partially offset by the impact of higher average balances of, and rates on, our securitized debt, higher average balances of our securities repurchase agreements, and $2.2 million and $0.4 million of higher interest expense related to our 9.00% and 8.875% senior notes issued in April and January 2024, respectively.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For 2025, we recorded a provision for credit losses on residential whole loans held at carrying value of $0.9 million compared to a reversal of provision of $3.1 million for 2024. The provision for the current period primarily reflects minor changes to modeling assumptions, partially offset by the run-off of loans held at carrying value. The reversal of provision recorded in 2024 primarily reflects the run-off of loans held at carrying value and minor changes to modeling assumptions.

Provision for Credit Losses on Other Assets
For 2025, we had no provision for credit losses on Other Assets. For 2024, we recorded a provision for credit losses on Other Assets of $1.1 million, related to an uncollectible receivable from an unrelated third-party servicer.

Other Income/(Loss), net
For 2025, Other Income/(Loss), net was $101.0 million, compared to an Other Income/(Loss), net of $85.4 million for 2024.  The components of Other (Loss)/Income, net for 2025 and 2024 are summarized in the table below:

	For the Year Ended December 31,
(In Thousands)	2025	2024
Net gain/(loss) on residential whole loans measured at fair value through earnings	$133,689	$45,994
Impairment and other net gain/(loss) on securities and other portfolio investments	61,543	(10,869)
Net gain/(loss) on real estate owned	(6,760)	3,136
Net gain/(loss) on derivatives used for risk management purposes	(35,544)	78,503
Net gain/(loss) on securitized debt measured at fair value through earnings	(55,216)	(64,813)
Lima One mortgage banking income	22,848	32,944
Net realized gain/(loss) on residential whole loans held at carrying value	(882)	418
Other, net (1)	(18,723)	115
Other Income/(Loss), net	$100,955	$85,428
(1) Includes realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO of $(26.6) million and $(11.5) million in 2025 and 2024, respectively.

During the past two years we have seen an increase in realized credit losses on our residential whole loans at fair value, as we have worked to accelerate the resolution of certain non-performing loans. While we cannot predict the timing or amount of future credit losses, we expect that credit losses may remain heightened relative to historical levels in the short term as we continue to work to accelerate the resolution of certain non-performing loans. Credit losses are generally initially recognized in “Net gain/(loss) on residential whole loans measured at fair value through earnings” as unrealized losses and are later reclassified to “Other Income/(Loss), net” when the credit loss is realized.

Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One origination related commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense decreased $10.0 million to $77.7 million for 2025, compared to $87.7 million for 2024, primarily driven by lower expense recognition from cash bonus and stock-based awards, lower accrual of severance costs, and a reduction in Lima One salary expenses from reduced headcount.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses decreased by $2.5 million to $41.7 million for 2025 compared to $44.3 million for 2024, primarily as a result of lower expense recognized on the disposal of fixed assets at Lima One, as well as lower costs associated with IT infrastructure, industry conferences and related travel expenses, and lower professional fees, partially offset by higher rental expense for the new Lima One headquarters.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses decreased in 2025 compared to 2024 by approximately $1.9 million, or 5.3%, primarily due to lower expenses recognized on upfront costs on securitizations, with five securitizations in 2025 compared to eight in 2024, partially offset by higher expenses recognized related to property preservation, taxes, insurance, and certain other non-recoverable carrying costs on our residential whole loan and REO portfolios.
Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
December 31, 2025	1.69%	11.84%	0.86	14.31%	6.0	2.5
September 30, 2025	1.62	10.50	1.00	15.46	5.5	1.9
June 30, 2025	1.14	7.21	1.64	15.86	5.2	1.8
March 31, 2025	1.45	8.91	1.13	16.31	5.1	1.8
December 31, 2024	0.21	1.26	—	16.41	5.0	1.7
September 30, 2024	1.74	10.17	0.92	17.10	4.8	1.8
June 30, 2024	1.52	8.85	1.09	17.14	4.7	1.7
March 31, 2024	0.85	4.69	2.50	18.23	4.6	1.8
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

The following table provides a reconciliation of our GAAP net income/(loss) used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
GAAP Net income/(loss) used in the calculation of basic EPS	$43,402	$37,082	$22,424	$32,751	$(2,396)	$39,870	$33,614	$14,827
Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	(4,405)	(41,293)	(33,612)	(54,380)	102,339	(143,416)	(16,430)	11,513
Securities held at fair value	(14,313)	(17,310)	(4,008)	(20,201)	26,273	(17,107)	4,026	4,776
Residential whole loans and securities at carrying value	(1,399)	(668)	343	305	—	(7,324)	(2,668)	(418)
Interest rate swaps and ERIS swap futures	657	14,826	32,565	44,842	(46,632)	84,629	10,237	(23,182)
Securitized debt held at fair value	(1,586)	21,303	3,712	18,575	(47,267)	71,475	7,597	20,169
Other portfolio investments	(3)	(26)	(2,637)	(744)	(94)	1,503	1,484	—
Expense items:
Amortization of intangible assets	300	300	800	800	800	800	800	800
Equity based compensation	1,880	1,861	2,274	6,052	1,637	2,104	3,899	6,243
Securitization-related transaction costs	2,188	3,550	1,753	1,696	5,252	3,485	3,009	1,340
Depreciation	1,045	1,328	1,087	879	938	2,604	822	889
Total adjustments	(15,636)	(16,129)	2,277	(2,176)	43,246	(1,247)	12,776	22,130
Distributable earnings	$27,766	$20,953	$24,701	$30,575	$40,850	$38,623	$46,390	$36,957

GAAP earnings/(loss) per basic common share	$0.42	$0.36	$0.22	$0.32	$(0.02)	$0.38	$0.32	$0.14
Distributable earnings per basic common share	$0.27	$0.20	$0.24	$0.29	$0.39	$0.37	$0.45	$0.36
Weighted average common shares for basic earnings per share	103,061	103,683	103,705	103,777	103,675	103,647	103,446	103,175

Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
December 31, 2025	1.20%	8.39%	1.33
September 30, 2025	1.07	6.94	1.80
June 30, 2025	1.21	7.66	1.50
March 31, 2025	1.37	8.39	1.24
December 31, 2024	1.72	10.49	0.90
September 30, 2024	1.69	9.89	0.95
June 30, 2024	1.98	11.53	0.78
March 31, 2024	1.66	9.12	0.97
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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
GAAP Total Stockholders’ Equity	$1,827.7	$1,821.5	$1,822.1	$1,838.4	$1,841.8	$1,880.5	$1,883.2	$1,884.2
Preferred Stock, liquidation preference	(485.3)	(479.9)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,342.4	1,341.6	1,347.1	1,363.4	1,366.8	1,405.5	1,408.2	1,409.2
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	10.1	8.7	1.8	(6.3)	(15.3)	6.7	(26.8)	(35.4)
Fair value adjustment to Securitized debt, at carrying value	45.7	48.5	57.1	63.1	70.3	64.3	82.3	88.4
Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,398.2	$1,398.8	$1,406.0	$1,420.2	$1,421.8	$1,476.5	$1,463.7	$1,462.2
GAAP book value per common share	$13.20	$13.13	$13.12	$13.28	$13.39	$13.77	$13.80	$13.80
Economic book value per common share	$13.75	$13.69	$13.69	$13.84	$13.93	$14.46	$14.34	$14.32
Number of shares of common stock outstanding	101.7	102.2	102.7	102.7	102.1	102.1	102.1	102.1

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
Residential whole loans, at fair value are recorded on our consolidated balance sheets at fair value and changes in their fair value are recorded through earnings. We held $7.7 billion and $7.5 billion of residential whole loans, at fair value, at December 31, 2025 and 2024, respectively, which represented 59.2% and 65.8% of our total assets at those dates, respectively. Residential whole loans, at fair value recorded valuation changes of $133.7 million, $46.0 million and $89.9 million during the years ended December 31, 2025, 2024, and 2023, respectively.
With respect to Residential whole loans, at carrying value, the fair value for these loans is disclosed in the footnotes to the consolidated financial statements and changes in their fair value do not impact earnings. We held $1.1 billion and $1.3 billion of residential whole loans, at carrying value, at December 31, 2025 and 2024, respectively, which represented 8.4% and 11.4% of our total assets at those dates, respectively. Residential whole loans, at carrying value experienced net fair value changes of $25.4 million, $20.4 million and $34.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Recent Accounting Standards to Be Adopted in Future Periods

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
We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, until September 27, 2025, we had approximately 2.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. The DRSPP shelf registration statement expired by its terms on September 27, 2025. We did not issue any shares pursuant to the DRSPP during 2025.
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
On August 15, 2025, we entered into a distribution agreement pursuant to the terms of which we may, from time to time, offer and sell shares of our Series B Preferred Stock and/or our Series C Preferred Stock having an aggregate gross sales price of up to $100.0 million, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the Preferred Stock ATM Program). We sold an aggregate of approximately 411,000 shares of preferred stock through the Preferred Stock ATM Program during 2025 for gross sales proceeds of approximately $9.5 million. As of December 31, 2025, approximately $90.5 million remained available under the current authorization for the Preferred Stock ATM Program.
On February 29, 2024, we entered into a distribution agreement pursuant to which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300 million, from time to time, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the Common Stock ATM Program). On August 15, 2025, this agreement was terminated and a new distribution agreement with substantially the same terms was executed. During 2025, we did not sell any shares of common stock through the Common Stock ATM Program. At December 31, 2025, $300 million remained available under the Common Stock ATM Program.
In February 2024, we announced our Board had authorized a $200 million stock repurchase program with respect to our common stock, which was in effect through the end of 2025. Approximately $190 million remained available for repurchase under the stock repurchase program upon its expiration. Refer to Part II, Item 5 for further information about the stock repurchase program. During 2025, we repurchased 1,026,117 shares of our common stock through the stock repurchase program at an average cost of $9.76 per share and a total cost of approximately $10.0 million, net of fees and commissions paid to the sales agent of approximately $10,000. In February 2026, our Board authorized a new $200 million stock repurchase program with respect to the Company’s common stock, which will be in effect through December 31, 2028.
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
Financing Agreements
Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of December 31, 2025, we had $4.3 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $6.5 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the amount borrowed), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At December 31, 2025, we had unused financing capacity of approximately $3.4 billion across our financing arrangements for all collateral types.
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
At December 31, 2025, we had a total of $1.2 billion of residential whole loans, $3.1 billion of securities and $4.0 million of restricted cash pledged to our financing counterparties, excluding securitized debt. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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
The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
December 31, 2025	$4,112,718	$4,394,746	$4,546,089	$6,299,024	$6,336,462	$6,336,462
September 30, 2025	3,463,727	3,294,404	3,536,947	6,015,557	6,353,973	6,353,973
June 30, 2025	3,429,344	3,417,505	3,573,607	5,864,368	5,904,033	5,964,106
March 31, 2025	3,217,776	3,309,541	3,309,541	5,774,172	5,873,718	5,873,718
December 31, 2024	3,321,754	3,176,824	3,455,758	5,586,928	5,794,977	5,794,977
September 30, 2024	3,441,493	3,450,136	3,450,136	5,257,841	5,288,997	5,288,997
June 30, 2024	3,556,701	3,660,342	3,660,342	5,029,703	5,047,613	5,078,946
March 31, 2024	3,645,218	3,611,212	3,686,018	4,792,515	4,794,400	4,812,304
(1)The information presented in the table above excludes Senior notes and Other secured financing (Note 6).
Cash Flows and Liquidity for the Year Ended December 31, 2025
Our cash, cash equivalents and restricted cash decreased by $214.6 million during 2025, reflecting: $1.8 billion used in our investing activities, $1.5 billion provided by our financing activities and $76.2 million provided by our operating activities.
At December 31, 2025, our debt-to-equity multiple was 6.0 times compared to 5.0 times at December 31, 2024. Our recourse leverage multiple at December 31, 2025 was 2.5 times compared to 1.7 times at December 31, 2024. At December 31, 2025, we had borrowings under asset-backed financing agreements of $4.4 billion, of which $1.4 billion were secured by residential whole loans, $3.0 billion were secured by securities and $23.3 million were secured by REO. In addition, at December 31, 2025, we had securitized debt of $6.3 billion in connection with our loan securitization transactions. At December 31, 2024, we had borrowings under asset-backed financing agreements of $3.2 billion, of which $1.9 billion were secured by residential whole loans, $1.3 billion were secured by securities and $25.4 million were secured by REO. In addition, at December 31, 2024, we had securitized debt of $5.8 billion in connection with our loan securitization transactions.
During 2025, $1.8 billion was used in our investing activities. We utilized $2.7 billion for acquisitions and origination of residential whole loans, loan related investments and capitalized advances. During 2025, we received $2.4 billion of principal payments on residential whole loans and loan related investments, $274.9 million of proceeds from the sale of residential whole loans, and $96.4 million of proceeds on sales of REO. In addition, during 2025, we utilized $2.2 billion for acquisitions of securities and received $289.6 million from principal payments on our securities and cash proceeds of $46.8 million from sales of securities and other assets.
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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged for Margin Activity			Cash and Securities Received for Reverse Margin	Net Assets Received/ (Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged for Margin
(In Thousands)
December 31, 2025	$118,636	$8,661	$127,297	$122,020	$(5,277)
September 30, 2025	34,529	18,697	53,226	62,671	9,445
June 30, 2025	63,384	10,109	73,493	81,349	7,856
March 31, 2025	15,676	18,471	34,147	37,890	3,743
December 31, 2024	30,607	30,806	61,413	36,992	(24,421)
September 30, 2024	7,368	7,076	14,444	15,361	917
June 30, 2024	—	6,795	6,795	17,348	10,553
March 31, 2024	17,379	3,358	20,737	16,514	(4,223)
(1)Excludes variation margin payments on our cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.
We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of December 31, 2025.
During 2025, we paid $148.2 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $40.3 million on our preferred stock. On December 11, 2025, we declared our fourth quarter 2025 dividend on our common stock of $0.36 per share; on January 30, 2026, we paid this dividend, which totaled approximately $37.1 million, including dividend equivalents of approximately $0.5 million.

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

Shock Table
The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio as of December 31, 2025 and 2024. All changes in value are measured as the percentage change from the projected portfolio value under the base interest rate scenario as of December 31, 2025 and 2024.
December 31, 2025

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Portfolio Value	Percentage Change in Total Stockholders' Equity
(Dollars in Thousands)
+100 Basis Point Increase	$(175,109)	(1.35)%	(9.58)%
+ 50 Basis Point Increase	$(75,763)	(0.58)%	(4.15)%
Actual as of December 31, 2025	$—	—%	—%
- 50 Basis Point Decrease	$52,179	0.40%	2.85%
-100 Basis Point Decrease	$80,774	0.62%	4.42%
December 31, 2024

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Portfolio Value	Percentage Change in Total Stockholders' Equity
(Dollars in Thousands)
+100 Basis Point Increase	$(145,759)	(1.28)%	(7.91)%
+ 50 Basis Point Increase	$(65,291)	(0.57)%	(3.54)%
Actual as of December 31, 2024	$—	—%	—%
- 50 Basis Point Decrease	$50,113	0.44%	2.72%
-100 Basis Point Decrease	$85,049	0.75%	4.62%
(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our Swaps, securitized debt, and other fixed rate debt.
Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of December 31, 2025 and 2024. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above tables and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.
The Shock Table quantifies the potential changes in portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt, which are carried at fair value, should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. As of December 31, 2025, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.98, which is the weighted average of 3.23 for our Residential whole loans, 3.32 for our Securities investments, (2.49) for our derivative and other hedging transactions and securitized and other fixed rate debt, and zero for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.72), which is the weighted average of (0.32) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (1.97) for our Securities and zero for our Other assets and cash and cash equivalents. As of December 31, 2024, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.02, which is the weighted average of 3.48 for our Residential whole loans, 3.72 for our Securities investments, (2.66) for our derivative and other hedging transactions and securitized and other fixed rate debt, and zero for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.53), which is the weighted average of (0.53) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (0.93) for our Securities investments, and zero for our Other assets and cash and cash equivalents.

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
The following table presents certain information about our Residential whole loans as of December 31, 2025:

	Non-QM loans		Single-family rental loans		Single-family transitional loans		Multifamily transitional loans		Legacy RPL/NPL loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%
Amortized cost basis	$5,207,703	$249,274	$1,240,640	$11,538	$680,933	$55,803	$510,591	$25,785	$794,943	$103,850
Unpaid principal balance (UPB)	$5,077,245	$245,076	$1,235,000	$11,746	$677,325	$54,735	$506,504	$25,300	$934,549	$163,149
Weighted average coupon (1)	6.7%	7.5%	6.3%	7.4%	10.3%	10.3%	10.2%	10.0%	5.1%	5.0%
Weighted average term to maturity (months)	337	343	312	309	6	1	1	1	237	286
Weighted average LTV (2)	63%	86%	66%	102%	66%	124%	63%	94%	46%	102%
Loans 90+ days delinquent UPB	$161,231	$13,942	$20,546	$6,685	$56,982	$24,564	$51,708	$2,982	$132,832	$33,799
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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $270.9 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans. based on the current unpaid principal balance and the valuation obtained during underwriting, is 78%. For certain Multifamily transitional loans, totaling $121.1 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans, based on the current unpaid principal balance and the valuation obtained during underwriting, is 67%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of certain of our residential whole loan portfolio and in total as of December 31, 2025:

	Non-QM loans		Business purpose loans		Legacy RPL/NPL loans		All Loans
Rank	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB
1	CA	44.9%	FL	11.7%	CA	22.7%	CA	30.3%
2	FL	17.8%	TX	9.4%	NY	16.2%	FL	14.7%
3	TX	5.3%	GA	9.3%	FL	7.3%	TX	6.1%
4	AZ	3.1%	NC	6.3%	NJ	6.8%	NY	4.5%
5	GA	2.3%	OH	5.3%	MD	5.1%	GA	4.2%
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
LIQUIDITY RISK
The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings. We pledge residential mortgage assets and cash to secure our financing agreements. Our financing agreements with mark-to-market collateral provisions require us to pledge additional collateral in the event the market value of the assets pledged decreases, in order to maintain the lenders’ contractually specified collateral cushion, which is measured as the difference between the amount borrowed and the market value of the asset pledged as collateral. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. Further, when liquidity tightens, our repurchase agreement counterparties may increase our collateral cushion (or margin) requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.
As of December 31, 2025, we had access to various sources of liquidity, including $213.2 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, as of December 31, 2025, we had unencumbered residential whole loans and Agency MBS of $55.7 million and $218.6 million, respectively.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule IV – Mortgage Loans on Real Estate (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the valuation of residential whole loans, at fair value
As discussed in Notes 2, 3 and 13 to the consolidated financial statements, the Company records certain residential whole loans at fair value on its consolidated balance sheet as a result of a fair value election made at the time of acquisition. As of December 31, 2025, the recorded balance of the Company’s residential whole loans, at fair value was $7.7 billion. The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from third-parties that specialize in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset.

We identified the assessment of the valuation of residential whole loans, at fair value, as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, was involved in determining certain of the estimate assumptions, including the forecasted prepayment, default and loss given default rates, property appraised value, and discount rate, which are not readily observable in the market and subject to significant measurement uncertainty. The evaluation of the methodologies and certain assumptions to determine the valuation of residential whole loans, at fair value, required subjective and complex auditor judgment as the assumptions used were sensitive to variation, such that minor changes in home prices and/or credit quality of the borrower can cause significant changes in the estimate.
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
We re-performed and assessed the Company’s comparison of fair value estimates of residential whole loans obtained from third-parties that specialize in the valuation of residential mortgage loans.
We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating that the methodologies used by the Company in determining the property appraised value and residential whole loan fair value is in accordance with U.S. GAAP
•evaluating the methodology and assumptions used to determine the property appraised value used by the Company for a sample of residential whole loans at fair value
•evaluating certain assumptions used to determine the residential whole loan fair value used by the Company by comparing them to market research and relevant industry practices
•developing a fair value estimate for a selection of non-performing residential whole loans at fair value using the evaluated property appraised value, estimated time to liquidate the loan, expected liquidation costs, and home price index assumptions used by the Company and publicly available external market data collectively with independently developed valuation models and/or inputs and comparing the results of our estimate of fair value to the Company’s fair value estimate and
•developing an independent fair value estimate for a selection of performing residential whole loans at fair value based on independently developed valuation models and/or inputs and comparing the results of our estimate of fair value to the Company’s fair value estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
New York, New York
February 20, 2026

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2025	December 31, 2024
Assets:
Residential whole loans, net ($7,717,007 and $7,511,210 held at fair value, respectively) (1)(2)	$8,810,354	$8,811,224
Securities, at fair value (2)	3,360,280	1,537,513
Cash and cash equivalents	213,211	338,931
Restricted cash	173,457	262,381
Other assets (2)	489,147	459,555
Total Assets	$13,046,449	$11,409,604

Liabilities:
Financing agreements ($5,956,057 and $5,516,005 held at fair value, respectively)	$10,940,014	$9,155,461
Other liabilities	278,740	412,351
Total Liabilities	$11,218,754	$9,567,812

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 12,050 and 8,050 shares authorized, respectively; 8,125 and 8,000 shares issued and outstanding, respectively ($203,132 and $200,000 aggregate liquidation preference, respectively)	$81	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 16,650 and 12,650 shares authorized, respectively; 11,286 and 11,000 shares issued and outstanding, respectively ($282,148 and $275,000 aggregate liquidation preference, respectively)	113	110
Common stock, $0.01 par value; 866,300 and 874,300 shares authorized, respectively; 101,663 and 102,083 shares issued and outstanding, respectively	1,017	1,021
Additional paid-in capital, in excess of par	3,718,350	3,711,046
Accumulated deficit	(1,895,541)	(1,879,941)
Accumulated other comprehensive income	3,675	9,476
Total Stockholders’ Equity	$1,827,695	$1,841,792
Total Liabilities and Stockholders’ Equity	$13,046,449	$11,409,604
(1)Includes approximately $7.6 billion and $6.9 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at December 31, 2025 and December 31, 2024, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2025	2024	2023
Interest Income:
Residential whole loans	$605,611	$633,556	$537,883
Securities, at fair value	121,258	61,110	42,376
Other interest-earning assets	1,964	7,058	9,027
Cash and cash equivalent investments	16,231	22,241	16,311
Interest Income	$745,064	$723,965	$605,597

Interest Expense:
Asset-backed and other collateralized financing arrangements	$495,549	$500,026	$413,517
Other interest expense	18,431	21,208	15,601
Interest Expense	$513,980	$521,234	$429,118

Net Interest Income	$231,084	$202,731	$176,479

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$(936)	$3,084	$8,853
Reversal/(Provision) for Credit Losses on Other Assets	—	(1,135)	—
Net Interest Income after Reversal/(Provision) for Credit Losses	$230,148	$204,680	$185,332

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$133,689	$45,994	$89,850
Impairment and other net gain/(loss) on securities and other portfolio investments	61,543	(10,869)	6,225
Net gain/(loss) on real estate owned	(6,760)	3,136	9,392
Net gain/(loss) on derivatives used for risk management purposes	(35,544)	78,503	3,761
Net gain/(loss) on securitized debt measured at fair value through earnings	(55,216)	(64,813)	(99,589)
Lima One mortgage banking income	22,848	32,944	43,384
Net realized gain/(loss) on residential whole loans held at carrying value	(882)	418	(1,240)
Other, net	(18,723)	115	11,331
Other Income/(Loss), net	$100,955	$85,428	$63,114

Operating and Other Expense:
Compensation and benefits	$77,669	$87,654	$85,799
Other general and administrative expense	41,740	44,254	43,869
Loan servicing, financing and other related costs	33,446	35,306	34,136
Amortization of intangible assets	2,200	3,200	4,200
Operating and Other Expense	$155,055	$170,414	$168,004

Income/(loss) before income taxes	$176,048	$119,694	$80,442
Provision for/(benefit from) income taxes	$(735)	$443	$278
Net Income/(Loss)	$176,783	$119,251	$80,164
Less Preferred Stock Dividend Requirement	$40,318	$32,875	$32,875
Net Income/(Loss) Available to Common Stock and Participating Securities	$136,465	$86,376	$47,289

Basic Earnings/(Loss) per Common Share	$1.31	$0.83	$0.46
Diluted Earnings/(Loss) per Common Share	$1.30	$0.82	$0.46

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2025	2024	2023
Net income/(loss)	$176,783	$119,251	$80,164
Other Comprehensive Income/(Loss):
Unrealized gains/(losses) on securities available-for-sale	(5,575)	1,764	(2,873)
Reclassification adjustment for securities sales included in net income/(loss)	(226)	(9,986)	(770)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—
Other Comprehensive Income/(Loss)	(5,801)	(8,222)	(3,643)
Comprehensive Income/(Loss) before preferred stock dividends	$170,982	$111,029	$76,521
Dividends required on preferred stock	(40,318)	(32,875)	(32,875)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$130,664	$78,154	$43,646

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	8,000	$80	11,000	$110	102,083	$1,021	$3,711,046	$(1,879,941)	$9,476	$1,841,792
Net income/(Loss)	—	—	—	—	—	—	—	176,783	—	176,783
Issuance of preferred stock, net of expenses	125	1	286	3	—	—	9,307	—	—	9,311
Issuance of common stock, net of expenses	—	—	—	—	1,100	11	(68)	—	—	(57)
Repurchase of shares of common stock (1)	—	—	—	—	(1,520)	(15)	(15,303)	—	—	(15,318)
Equity based compensation expense	—	—	—	—	—	—	12,061	—	—	12,061
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	1,307	(2,626)	—	(1,319)
Dividends declared on common stock ($1.44 per share)	—	—	—	—	—	—	—	(147,305)	—	(147,305)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,064)	—	(15,064)
Dividends declared on Series C Preferred Stock ($2.278731 per share)	—	—	—	—	—	—	—	(25,254)	—	(25,254)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(2,134)	—	(2,134)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(5,801)	(5,801)
Balance at December 31, 2025	8,125	$81	11,286	$113	101,663	$1,017	$3,718,350	$(1,895,541)	$3,675	$1,827,695

(In Thousands, Except Per Share Amounts)	Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	8,000	$80	11,000	$110	101,916	$1,019	$3,698,767	$(1,817,759)	$17,698	$1,899,915
Net Income/(Loss)	—	—	—	—	—	—	—	119,251	—	119,251
Issuance of common stock, net of expenses	—	—	—	—	298	3	(79)	—	—	(76)
Repurchase of shares of common stock (1)	—	—	—	—	(131)	(1)	(1,491)	—	—	(1,492)
Equity based compensation expense	—	—	—	—	—	—	13,664	—	—	13,664
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	185	(4,437)	—	(4,252)
Dividends declared on common stock ($1.40 per share)	—	—	—	—	—	—	—	(142,916)	—	(142,916)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.625 per share)	—	—	—	—	—	—	—	(17,875)	—	(17,875)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(1,205)	—	(1,205)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(8,222)	(8,222)
Balance at December 31, 2024	8,000	$80	11,000	$110	102,083	$1,021	$3,711,046	$(1,879,941)	$9,476	$1,841,792

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Amounts)	Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	8,000	$80	11,000	$110	101,802	$1,018	$3,684,291	$(1,717,991)	$21,341	$1,988,849
Net Income/(Loss)	—	—	—	—	—	—	—	80,164	—	80,164
Issuance of common stock, net of expenses	—	—	—	—	172	1	(7)	—	—	(6)
Repurchase of shares of common stock (1)	—	—	—	—	(58)	—	(600)	—	—	(600)
Equity based compensation expense	—	—	—	—	—	—	14,526	—	—	14,526
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	557	(3,933)	—	(3,376)
Dividends declared on common stock ($1.67 per share)	—	—	—	—	—	—	—	(142,681)	—	(142,681)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.625 per share)	—	—	—	—	—	—	—	(17,875)	—	(17,875)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(443)	—	(443)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(3,643)	(3,643)
Balance at December 31, 2023	8,000	$80	11,000	$110	101,916	$1,019	$3,698,767	$(1,817,759)	$17,698	$1,899,915
(1) For the year ended December 31, 2025, includes approximately $5.3 million (493,848 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2024, includes approximately $1.5 million (129,949 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2023, includes approximately $0.6 million (58,505 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31,
(In Thousands)	2025	2024	2023
Cash Flows From Operating Activities:
Net income/(loss)	$176,783	$119,251	$80,164
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Net (gain)/loss on residential whole loans	(138,840)	(54,227)	(87,379)
Impairment and other net (gain)/loss on securities and other portfolio investments, net	(61,543)	9,190	(7,058)
Net (gain)/loss on real estate owned	6,887	(2,729)	(9,512)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	1,228	(5,492)	(18,968)
Provision/(reversal of provision) for credit losses on residential whole loans and other assets	936	(1,949)	(6,845)
Net (gain)/loss on derivatives used for risk management purposes	65,612	(2,478)	93,828
Net (gain)/loss on securitized debt measured at fair value through earnings	42,003	51,975	86,402
Net margin received/(paid) for derivatives used for risk management purposes	(96,068)	723	(35,643)
Net other non-cash (gains)/losses included in net income	67,399	69,267	31,719
(Increase)/decrease in other assets	4,465	25,132	(80,930)
Increase/(decrease) in other liabilities	7,383	(8,543)	62,961
Net cash provided by/(used in) operating activities	$76,245	$200,120	$108,739
Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(2,688,693)	$(2,749,400)	$(2,914,915)
Proceeds from sales of residential whole loans	274,921	654,143	345,656
Principal payments on residential whole loans and loan related investments	2,436,939	2,202,207	1,445,759
Purchases of securities	(2,162,706)	(869,149)	(588,915)
Proceeds from sales of securities and other assets	46,813	45,619	23,294
Principal payments on securities	289,649	84,018	35,626
Proceeds from sales of real estate owned	96,429	86,145	115,026
Other investing activities	(78,853)	121,820	(11,121)
Net cash provided by/(used in) investing activities	$(1,785,501)	$(424,597)	$(1,549,590)
Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(2,695,221)	$(2,665,761)	$(2,910,832)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	4,343,097	2,905,130	3,049,030
Principal payments on other collateralized financing agreements	(1,901,450)	(2,646,310)	(1,997,811)
Proceeds from borrowings under other collateralized financing agreements	1,980,927	2,984,706	3,503,400
Payments made for other collateralized financing agreement related costs	(10,892)	(7,457)	(12,593)
Redemption and repurchase of convertible senior notes	—	(209,558)	(20,228)
Proceeds from issuance of senior notes	—	182,676	—
Payments made for settlements and unwinds of Swaps	(27,278)	(27,530)	—
Proceeds from issuance of preferred stock, net of expenses	9,311	—	—
Proceeds from issuances of common stock, net of expenses	(68)	(81)	(7)
Payments made for the repurchase of common stock	(15,313)	(1,491)	—
Dividends paid on preferred stock	(40,317)	(32,875)	(32,875)
Dividends paid on common stock and dividend equivalents	(148,184)	(143,871)	(143,103)
Net cash provided by/(used in) financing activities	$1,494,612	$337,578	$1,434,981
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(214,644)	$113,101	$(5,870)
Cash, cash equivalents and restricted cash at beginning of period	$601,312	$488,211	$494,081
Cash, cash equivalents and restricted cash at end of period	$386,668	$601,312	$488,211

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$508,308	$516,224	$418,135

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$107,105	$103,666	$84,662
Transfer from commercial loans to real estate owned	$—	$15,217	$22,716
Dividends and dividend equivalents declared and unpaid	$37,136	$36,039	$35,789
Receivable for sale of unsettled residential whole loans	$—	$—	$14,033
Payable for unsettled investment purchases	$—	$63,094	$103,654
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
The Company’s residential whole loans are primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) business purpose loans primarily originated by Lima One, to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iii) short-term business purpose loans primarily originated by Lima One, collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”), (iv) short-term business purpose loans primarily originated by Lima One, collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to moderately rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans”,

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
collectively with Single-family transitional loans, “Transitional loans”, also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans” and, collectively with Single-family rental loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL loans”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”, which are included in “Other loans”). Residential whole loans are initially recorded at their purchase price (or amount funded for originated loans). Interest income is accrued based on each loan’s current interest bearing balance and current interest rate. Interest income on loans acquired at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related servicing costs.
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Allowance for Credit Losses
When the fair value of an AFS security is less than its amortized cost basis at the balance sheet date, the security is considered impaired. The Company assesses its impaired securities, as well as securities for which a credit loss allowance had been previously recorded, on at least a quarterly basis and determines whether any changes to the allowance for credit losses are required. If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize a write down through charges to earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not expect to sell an impaired security, only the portion of the impairment related to credit losses is recognized through a loss allowance charged to earnings with the remainder recognized through AOCI on the Company’s consolidated balance sheets. Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings. Credit loss allowances are subject to reversal through earnings resulting from improvements in expected cash flows. The determination as to whether to record (or reverse) a credit loss allowance is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of future performance and cash flow projections. As a result, the timing and amount of losses constitute material estimates that are susceptible to significant change (see Note 4).
Balance Sheet Presentation
The Company’s securities pledged as collateral against financing agreements and derivatives are included on the consolidated balance sheets with the fair value of the securities pledged disclosed in Notes 6 and 5, respectively. Purchases and sales of securities are recorded on the trade date.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(d) Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less. Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company). The Company did not hold any cash pledged by its counterparties at December 31, 2025 and December 31, 2024. At December 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $213.2 million and $338.9 million, respectively. At December 31, 2025 and December 31, 2024, the Company had $181.3 million and $217.8 million, respectively, of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).
(e) Restricted Cash
Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, derivative financial instruments, consolidated securitization trusts and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements, derivative financial instrument counterparties and/or trust obligations or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements, Swaps and/or securitizations. The Company had aggregate restricted cash of $173.5 million and $262.4 million at December 31, 2025 and December 31, 2024, respectively (see Notes 5(e), 6 and 13).
(f) Goodwill & Intangible Assets
At December 31, 2025 and December 31, 2024, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $2.6 million and $4.8 million, respectively (net of amortization), primarily comprised of customer relationships (fully amortized as of June 30, 2025), non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through December 31, 2025, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.
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
Certain multifamily REO properties and Commercial properties held within unconsolidated VIEs acquired by the Company are not immediately available for sale because we generally intend to stabilize the operations at such properties. Therefore, each property is measured at fair value at acquisition and then depreciated over the expected useful life. The amounts reported in the balance sheet at any given period represent the amortized cost basis of the property until there is a planned sale, at which point the carrying value would be updated to fair value less estimated selling costs.
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
December 31, 2025
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
December 31, 2025
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
(s) New Accounting Standards and Interpretations
As of December 31, 2025, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in 2025.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendment improves income tax disclosure requirements by requiring public business entities, on an annual basis, to provide disclosure of defined categories in the income tax rate reconciliation, as well as disclosure of income taxes paid, disaggregated by jurisdiction. As of December 31, 2025, the Company has adopted ASU 2023-09 using a retrospective approach and included the required disclosures in the notes to the financial statements for income taxes. The Company has enhanced its income tax disclosures included in Note 8, Income Taxes, to comply with the requirements. The adoption did not have a material impact on the Company’s financial statements.

3. Residential Whole Loans

Included on the Company’s consolidated balance sheets at December 31, 2025 and 2024 are approximately $8.8 billion and $8.8 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for loans that were 60 or more days delinquent at purchase.
The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at December 31, 2025 and 2024:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Non-QM loans	$593,213	$722,392	$4,753,480	$3,568,694	$5,346,693	$4,291,086
Business purpose loans:
Single-family rental loans (1)	$88,112	$108,203	$1,147,234	$1,248,197	$1,235,346	$1,356,400
Single-family transitional loans (2) (3)	7,051	22,430	711,294	1,078,425	718,345	1,100,855
Multifamily transitional loans	—	—	489,637	938,926	489,637	938,926
Total Business purpose loans	$95,163	$130,633	$2,348,165	$3,265,548	$2,443,328	$3,396,181
Legacy RPL/NPL loans	414,676	457,654	564,340	624,895	979,016	1,082,549
Other loans	—	—	51,022	52,073	51,022	52,073
Allowance for Credit Losses	(9,705)	(10,665)	—	—	(9,705)	(10,665)
Total Residential whole loans	$1,093,347	$1,300,014	$7,717,007	$7,511,210	$8,810,354	$8,811,224
Number of loans	4,941	5,582	18,824	18,588	23,765	24,170
(1)No loans were held for sale as of December 31, 2025 and December 31, 2024. There were no gains/(losses) on held-for-sale loans for the year ended December 31, 2025. For the year ended December 31, 2024, the Company recorded a $0.5 million gain on these loans resulting from their sale, which were held-for-sale as of December 31, 2023.
(2)Includes $300.2 million and $442.4 million of loans collateralized by new construction projects at origination as of December 31, 2025 and December 31, 2024, respectively.
(3)No loans were held-for-sale as of December 31, 2025 and December 31, 2024. For the three months ended March 31, 2025, the Company recorded a $0.5 million loss on these loans resulting from the adjustment of their carrying value to the lower of cost or market. For the three months ended June 30, 2025, the Company recorded a $0.3 million loss on these loans resulting from their sale. There were no gains/(losses) on held-for-sale loans for the three months ended September 30, 2025. There were no gains/(losses) on held-for-sale loans for the three months ended December 31, 2025. There were no gains/(losses) on held-for-sale loans for the twelve months ended December 31, 2024.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following tables present additional information regarding the Company’s Residential whole loans:

December 31, 2025

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1) (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Days Past Due %
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Non-QM loans	$5,344,968	$5,332,533	$5,322,321	6.74%	337	64%	738	$4,929,485	$170,509	$47,154	$175,173	4.2%
Business purpose loans:
Single-family rental	$1,234,428	$1,237,464	$1,246,745	6.34%	311	66%	740	$1,193,041	$22,309	$4,165	$27,230	2.5%
Single-family transitional (5)	717,303	717,702	732,059	10.31%	6	69%	750	599,798	48,180	2,535	81,546	11.5%
Multifamily transitional (5)	489,637	489,637	531,804	10.17%	1	64%	749	399,686	44,523	32,905	54,690	16.5%
Total business purpose loans	$2,441,368	$2,444,803	$2,510,608	8.31%		66%		$2,192,525	$115,012	$39,605	$163,466	8.1%
Legacy RPL/NPL loans	972,996	992,120	1,097,698	5.09%	245	54%	646	757,826	125,621	47,620	166,631	19.5%
Other loans	51,022	51,022	59,283	3.43%	308	63%	757	59,283	—	—	—	—%
Residential whole loans, total or weighted average	$8,810,354	$8,820,478	$8,989,910	6.98%		64%		$7,939,119	$411,142	$134,379	$505,270	7.1%

December 31, 2024

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1) (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Days Past Due %
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Non-QM loans	$4,288,961	$4,258,298	$4,408,660	6.50%	339	64%	735	$4,114,436	$124,765	$50,619	$118,840	3.8%
Business purpose loans:
Single-family rental	$1,356,034	$1,355,965	$1,416,705	6.36%	321	68%	739	$1,346,312	$15,661	$5,445	$49,287	3.9%
Single-family transitional (5)	1,099,466	1,099,700	1,106,631	10.44%	5	67%	750	957,266	33,393	15,964	100,008	10.5%
Multifamily transitional (5)	938,926	938,926	976,964	9.17%	6	64%	751	870,525	20,815	—	85,624	8.8%
Total Business purpose loans	$3,394,426	$3,394,591	$3,500,300	8.43%		67%		$3,174,103	$69,869	$21,409	$234,919	7.3%
Legacy RPL/NPL loans	1,075,764	1,090,991	1,222,258	5.15%	253	55%	647	831,844	129,081	45,074	216,259	21.4%
Other loans	52,073	52,073	63,614	3.44%	320	65%	758	62,998	616	—	—	—%
Residential whole loans, total or weighted average	$8,811,224	$8,795,953	$9,194,832	7.06%		64%		$8,183,381	$324,331	$117,102	$570,018	7.5%
(1)Weighted average is calculated based on the interest bearing principal balance of each loan within the related category. For loans acquired with servicing rights released by the seller, interest rates included in the calculation do not reflect loan servicing fees. For loans acquired with servicing rights retained by the seller, interest rates included in the calculation are net of servicing fees. Certain Transitional Loans contain contractual features which increase the loan’s interest rate following an event of default. The weighted average coupon presented is calculated based on each loan’s coupon rate without regard to post-default rate adjustments.
(2)For the quarter ended December 31, 2025, the gross coupon was 6.88% for Non-QM loans, 6.37% for Single-family rental loans, 10.32% for Single-family transitional loans, 10.18% for Multifamily transitional loans, and 5.10% for Legacy RPL/NPL loans. For the quarter ended December 31, 2024, the gross coupon was 6.65% for Non-QM loans, 6.39% for Single-family rental loans, 10.45% for Single-family transitional loans, 9.18% for Multifamily transitional loans, and 5.16% for Legacy RPL/NPL loans.
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
(5)For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $270.9 million and $445.6 million at December 31, 2025 and December 31, 2024, respectively, and certain Multifamily transitional loans, totaling $121.1 million and $252.1 million at December 31, 2025 and December 31, 2024, respectively, an after repaired valuation was not available. For these loans, the weighted average LTV is calculated based on the current unpaid principal balance and the as-is value of the collateral securing the related loan.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Sales of Residential Whole Loans
During 2025, Residential whole loans with an unpaid principal balance of $274.5 million were sold, realizing losses, before the impact of economic hedging and the reversal of previously recognized unrealized losses, of $14.0 million. Upon sale, the Company reversed $8.2 million of previously recognized unrealized losses, resulting in a net loss on sale of $5.8 million during the year. During 2024, Non-QM loans with an unpaid principal balance of $692.8 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses, of $42.0 million. Upon sale, the Company reversed $47.1 million of previously recognized unrealized losses, resulting in a net gain on sale of $5.1 million.
Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential whole loans, at carrying value:

	For the Year Ended December 31, 2025
(In Thousands)	Non-QM loans	Single-family rental loans	Single-family transitional loans (1)	Legacy RPL/NPL loans (2)	Totals
Allowance for credit losses at December 31, 2024	$2,125	$366	$1,389	$6,785	$10,665
Current provision/(reversal)	(197)	614	(88)	(184)	145
Write-offs	—	—	(436)	(180)	(616)
Allowance for credit losses at March 31, 2025	$1,928	$980	$865	$6,421	$10,194
Current provision/(reversal)	87	(43)	669	78	791
Write-offs	—	—	(1,022)	(14)	(1,036)
Allowance for credit losses at June 30, 2025	$2,015	$937	$512	$6,485	$9,949
Current provision/(reversal)	205	(78)	548	(399)	276
Write-offs	(38)	(30)	—	(74)	(142)
Allowance for credit losses at September 30, 2025	$2,182	$829	$1,060	$6,012	$10,083
Current provision/(reversal)	(457)	90	(18)	109	(276)
Write-offs	—	(1)	—	(101)	(102)
Allowance for credit losses at December 31, 2025	$1,725	$918	$1,042	$6,020	$9,705

	Year Ended December 31, 2024
(Dollars In Thousands)	Non-QM loans	Single-family rental loans	Single-family transitional loans (1)	Legacy RPL/NPL loans (2)	Totals
Allowance for credit losses at December 31, 2023	$1,871	$4,355	$2,587	$11,638	$20,451
Current provision/(reversal)	(190)	228	(472)	(26)	(460)
Write-offs	—	59	(416)	(22)	(379)
Allowance for credit losses at March 31, 2024	$1,681	$4,642	$1,699	$11,590	$19,612
Current provision/(reversal)	(326)	978	(317)	(1,414)	(1,079)
Write-offs	—	(5,011)	(81)	(170)	(5,262)
Allowance for credit losses at June 30, 2024	$1,355	$609	$1,301	$10,006	$13,271
Current provision/(reversal)	387	205	48	(2,582)	(1,942)
Write-offs	—	(439)	(181)	(52)	(672)
Allowance for credit losses at September 30, 2024	$1,742	$375	$1,168	$7,372	$10,657
Current provision/(reversal)	383	184	379	(548)	398
Write-offs	—	(193)	(158)	(39)	(390)
Allowance for credit losses at December 31, 2024	$2,125	$366	$1,389	$6,785	$10,665
(1)Includes $3.8 million and $14.7 million of loans that were assessed for credit losses based on a collateral dependent methodology as of December 31, 2025 and 2024, respectively.
(2)Includes $28.4 million and $34.2 million of loans that were assessed for credit losses based on a collateral dependent methodology as of December 31, 2025 and 2024, respectively.

Estimates of credit losses under credit losses on financial instruments (“CECL”) are highly sensitive to changes in assumptions, and current economic conditions have increased the difficulty of accurately forecasting future conditions.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The carrying value of Residential whole loans on nonaccrual status as of December 31, 2025 and December 31, 2024 was $579.9 million and $638.3 million, respectively. During the year ended December 31, 2025, the Company recognized $12.3 million of interest income on loans on nonaccrual status, including $7.2 million on its portfolio of loans which were non-performing at acquisition. At December 31, 2025 and December 31, 2024, there were approximately $25.7 million and $38.7 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.
During the year ended December 31, 2025, the Company granted six loan modifications in its carrying value loan portfolio which gave borrowers term extensions, with one of them including an interest rate reduction. The average increase in weighted average life was 58 months, and the interest rate reduction was 1.25%. As of December 31, 2025, the carrying value of these loans was approximately $0.55 million. As of December 31, 2025, two of these modifications were delinquent for more than 120 days.
During the years ended December 31, 2024 and 2023, the Company granted three and four loan modifications in its carrying value loan portfolio, respectively, which gave borrowers term extensions.

The following table presents certain additional credit-related information regarding our Residential whole loans, at carrying value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2025 - 2022	2021	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$35,782	$550,530	$586,312
LTV > 80% (1)	—	—	6,901	6,901
Total Non-QM loans	$—	$35,782	$557,431	$593,213
Twelve Months Ended December 31, 2025 Gross write-offs	$—	$—	$38	$38
Business purpose loans
LTV <= 80% (1)	$—	$5,684	$87,330	$93,014
LTV > 80% (1)	—	—	2,149	2,149
Total Business purpose loans	$—	$5,684	$89,479	$95,163
Twelve Months Ended December 31, 2025 Gross write-offs	$—	$31	$1,458	$1,489
Legacy RPL/NPL loans
LTV <= 80% (1)	$—	$—	$370,606	$370,606
LTV > 80% (1)	—	—	44,070	44,070
Total Legacy RPL/NPL loans	$—	$—	$414,676	$414,676
Twelve Months Ended December 31, 2025 Gross write-offs	$—	$—	$369	$369
Total LTV <= 80% (1)	$—	$41,466	$1,008,467	$1,049,932
Total LTV > 80% (1)	—	—	53,119	53,120
Total Residential whole loans, at carrying value	$—	$41,466	$1,061,586	$1,103,052
Twelve Months Ended December 31, 2025 Total Gross write-offs	$—	$31	$1,865	$1,896
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

The following table presents vintage information regarding our Residential whole loans, at fair value:

	Fair Value by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Total
Non-QM loans	$1,636,561	$935,187	$536,892	$522,677	$1,093,462	$28,701	$4,753,480
Single-family rental loans	68,443	39,714	214,193	489,218	329,194	6,472	1,147,234
Single-family transitional loans	363,991	208,235	112,698	22,185	4,185	—	711,294
Multifamily transitional loans	—	62,635	198,847	151,417	76,738	—	489,637
Legacy RPL/NPL loans	—	—	—	—	—	564,340	564,340
Other loans	—	—	—	—	51,022	—	51,022
Total Residential whole loans, at fair value	$2,068,995	$1,245,771	$1,062,630	$1,185,497	$1,554,601	$599,513	$7,717,007

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table presents realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO, recognized in Other, net:

	For the Year Ended December 31,
(In Thousands)	2025	2024	2023
Non-QM loans	$(1,156)	$(65)	$962
Single-family rental loans	(12,454)	(2,347)	214
Single-family transitional loans	(5,405)	(2,775)	462
Multifamily transitional loans	(6,724)	(5,465)	46
Legacy RPL/NPL loans	(858)	(858)	(2,491)
Other loans	—	—	—
Total Residential whole loans	$(26,597)	$(11,510)	$(807)

The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	December 31, 2025
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Non-QM loans	$218,793	$222,327	64%
Business purpose loans:
Single-family rental loans	$29,967	$31,395	68%
Single-family transitional loans	70,821	84,081	83%
Multifamily transitional loans	54,884	87,595	68%
Total Business purpose loans	$155,672	$203,071
Legacy RPL/NPL loans	197,511	214,251	60%
Other loans	—	—	—%
Total Residential whole loans	$571,976	$639,649

	December 31, 2024
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Non-QM loans	$166,299	$169,459	66%
Business purpose loans:
Single-family rental loans	$42,995	$54,732	99%
Single-family transitional loans	109,221	115,972	79%
Multifamily transitional loans	56,970	85,624	79%
Total Business purpose loans	$209,186	$256,328
Legacy RPL/NPL loans	240,356	261,333	63%
Other loans	—	—	—%
Total Residential whole loans	$615,841	$687,120
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following tables present the components of interest income on the Company’s Residential whole loans:

	Held at Carrying Value			Held at Fair Value			Total
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Non-QM loans	37,074	43,227	47,471	255,159	192,735	145,856	292,233	235,962	193,327
Business purpose loans:
Single-family rental loans	$6,914	$8,864	$11,167	$78,476	$95,258	$82,974	$85,390	$104,122	$94,141
Single-family transitional loans	4,129	1,230	1,346	81,805	112,249	82,377	85,934	113,479	83,723
Multifamily transitional loans	—	—	—	64,741	94,443	65,706	64,741	94,443	65,706
Total Business purpose loans	$11,043	$10,094	$12,513	$225,022	$301,950	$231,057	$236,065	$312,044	$243,570
Legacy RPL/NPL loans	28,210	31,241	34,150	47,264	52,298	62,464	75,474	83,539	96,614
Other loans	—	—	—	1,839	2,011	4,372	1,839	2,011	4,372
Total Residential whole loans	$76,327	$84,562	$94,134	$529,284	$548,994	$443,749	$605,611	$633,556	$537,883

The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings:

	For the Year Ended December 31,
(In Thousands)	2025	2024	2023
Non-QM loans	$119,716	$65,717	$56,871
Business purpose loans:
Single-family rental loans	$50,136	$29,359	$17,117
Single-family transitional loans	(19,033)	(2,031)	468
Multifamily transitional loans	(19,569)	(35,890)	5,807
Total Business purpose loans	$11,534	$(8,562)	$23,392
Legacy RPL/NPL loans	(1,031)	(10,830)	7,841
Other loans	3,470	(331)	1,746
Total Residential whole loans	$133,689	$45,994	$89,850

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
4.                   Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

The following table presents certain information regarding the composition of our Agency MBS portfolio:

December 31, 2025

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$859,115	99.5%	100.1%	$860,163	5	4.1%
5.50% Coupon	2,123,143	100.2%	101.7%	2,159,949	12	15.0%
6.00% Coupon	269,129	100.1%	103.1%	277,489	26	18.1%
6.50% Coupon	5,373	101.0%	104.3%	5,603	25	8.2%
Total	$3,256,760	100.0%	101.4%	$3,303,204	11	12.9%
December 31, 2024

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$71,645	100.2%	96.6%	$69,233	21	3.3%
5.50% Coupon	993,466	100.2%	98.8%	981,796	9	8.2%
6.00% Coupon	313,173	100.1%	100.7%	315,317	14	11.5%
6.50% Coupon	25,607	100.4%	102.7%	26,289	15	36.1%
Total	$1,403,891	100.2%	99.2%	$1,392,635	11	9.2%
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

CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. At December 31, 2025 and December 31, 2024, the Company had $34.9 million and $67.6 million, respectively, of CRT securities. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At December 31, 2025, and December 31, 2024, the Company had $22.1 million and $22.6 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency Eligible investor loans.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following tables present certain information about the Company’s Agency MBS and other Securities:

December 31, 2025

(In Thousands)	Principal/Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$3,256,760	$13,996	$(13,070)	$—	$3,257,686	$45,539	$(21)	$45,518	$3,303,204
Other Securities (2)(3)(4)	59,919	4,009	(4,657)	(7,191)	52,080	5,231	(235)	4,996	57,076
Total residential mortgage securities (2)(3)(4)	$3,316,679	$18,005	$(17,727)	$(7,191)	$3,309,766	$50,770	$(256)	$50,514	$3,360,280

December 31, 2024

(In Thousands)	Principal/Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$1,403,891	$5,534	$(3,525)	$—	$1,405,900	$2,318	$(15,583)	$(13,265)	$1,392,635
Other Securities (2)(3)(4)	146,808	14,747	(5,662)	(23,691)	132,202	13,166	(490)	12,676	144,878
Total residential mortgage securities (2)(3)(4)	$1,550,699	$20,281	$(9,187)	$(23,691)	$1,538,102	$15,484	$(16,073)	$(589)	$1,537,513
(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at December 31, 2025 include CRT securities with a fair value of $21.7 million for which the fair value option has been elected. Such securities had approximately $0.9 million gross unrealized gains and no gross unrealized losses at December 31, 2025. Amounts disclosed at December 31, 2024 include CRT securities with a fair value of $51.5 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $3.2 million and no gross unrealized losses at December 31, 2024.
(4)Amounts disclosed at December 31, 2025 include Non-Agency MBS with a fair value of $22.1 million for which the fair value option has been elected. Such securities had approximately $0.6 million gross unrealized gains and $0.2 million gross unrealized losses at December 31, 2025. Amounts disclosed at December 31, 2024 include Non-Agency MBS with a fair value of $22.6 million for which the fair value option has been elected. Such securities had $0.5 million gross unrealized gains and $0.5 million gross unrealized losses at December 31, 2024.

Sales of Residential Mortgage Securities

During the year ended December 31, 2025, the Company sold an agency bond for approximately $18.2 million, realizing a gain of $0.7 million. During the year ended December 31, 2025, the Company sold CRT securities for approximately $28.6 million, realizing gains of $1.6 million. During the year ended December 31, 2024, the Company sold a CRT security for approximately $16.0 million, realizing gains of $7.3 million. During the year ended December 31, 2024, the Company sold MSR securities for approximately $29.6 million, realizing gains of $2.7 million. During the year ended December 31, 2023, the Company sold MSR securities for approximately $18.2 million, realizing gains of $908,000.

Impairment and Other Net Gain/(Loss) on Securities and Other Portfolio Investments

The following table presents the components of Impairment and other net gain/(loss) on securities and other portfolio investments, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	For the Year Ended December 31,
(In Thousands)	2025	2024	2023
Net unrealized gain/(loss) on securities	$56,904	$(16,194)	$7,341
Net realized gain/(loss) from the sale of securities	2,301	9,992	908
Impairment of securities	—	—	—
Total Impairment and other net gain/(loss) on securities	$59,205	$(6,202)	$8,249
Net unrealized gain/(loss) on other portfolio investments	2,316	(4,761)	6,180
Net realized gain/(loss) on other portfolio investments	22	94	(5,869)
Reversal of impairment/(impairment) other portfolio investments	—	—	(2,335)
Total Impairment and other net gain/(loss) on securities and other portfolio investments	$61,543	$(10,869)	$6,225

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities (whose changes in fair value are recorded through OCI) at December 31, 2025.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the years ended December 31, 2025, 2024 and 2023.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities (whose changes in fair value are recorded through OCI) on its AOCI:

	For the Year Ended December 31,
(In Thousands)	2025	2024	2023
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$9,476	$17,698	$21,341
Unrealized gain/(loss) on securities available-for-sale	(5,575)	1,764	(2,873)
Reclassification adjustment for MBS sales included in net income	(226)	(9,986)	(770)
Change in AOCI from AFS securities	(5,801)	(8,222)	(3,643)
Balance at end of period	$3,675	$9,476	$17,698
Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value:

	For the Year Ended December 31,
(In Thousands)	2025	2024	2023
Agency MBS
Coupon interest	$107,951	$43,823	$20,676
Effective yield adjustment (1)(2)	10	(238)	(146)
Interest income	$107,961	$43,585	$20,530
Other MBS
Coupon interest	$5,306	$7,840	$8,128
Effective yield adjustment (1)(2)	1,841	88	191
Interest income	$7,147	$7,928	$8,319
Term notes backed by MSR collateral
Coupon interest	$1,789	$6,204	$8,423
Effective yield adjustment (2)(3)	$4,361	$3,393	$5,104
Interest income	$6,150	$9,597	$13,527
(1)Includes amortization of premium paid net of accretion of purchase discount.  Interest income is recorded at an effective yield, which reflects net premium amortization/accretion based on actual prepayment activity.
(2)The effective yield adjustment is the difference between the net income calculated using the net yield less the current coupon yield. The net yield may be based on management’s estimates of the amount and timing of future cash flows or on the instrument’s contractual cash flows, depending on the relevant accounting standards.
(3)The effective yield adjustment for the year ended December 31, 2025 includes $2.6 million of accelerated discount accretion for MSR-related assets that were repaid in full during the second quarter of 2025.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
5.    Other Assets

The following table presents the components of the Company’s Other assets at December 31, 2025 and 2024:

(In Thousands)	December 31, 2025	December 31, 2024
REO	135,035	130,854
Commercial REO	19,885	18,373
Goodwill	61,076	61,076
Intangibles, net (1)	2,600	4,800
Capital contributions made to loan origination partners	20,182	16,793
Commercial loans	6,079	7,435
Interest receivable	111,118	104,395
Other loan related receivables	8,874	21,643
Lease right-of-use asset (2)	42,810	35,461
Other	81,488	58,725
Total Other Assets	$489,147	$459,555
(1)Net of aggregate accumulated amortization of $25.4 million and $23.2 million as of December 31, 2025 and 2024, respectively.
(2)An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease, and an estimated incremental borrowing rate of 8.0% was used in connection with Lima One’s headquarters lease (see Notes 2 and 9).
(a) Real Estate Owned and Commercial REO
The following table summarizes the aggregate carrying value of REO properties by loan source prior to foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement.

(Dollars In Thousands)	December 31, 2025	December 31, 2024
Non-QM loans	$12,066	$1,278
Business purpose loans	80,822	71,090
Legacy RPL/NPL loans	42,147	58,486
Total	$135,035	$130,854
Number of properties	322	416
At December 31, 2025, $135.0 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $46.5 million of residential whole loans held at carrying value and $237.1 million of residential whole loans held at fair value at December 31, 2025.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table presents the activity in the Company’s REO for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(Dollars In Thousands)	2025	2024
Balance at beginning of period	$130,854	$110,174
Adjustments to record at lower of cost or fair value	(12,581)	(8,304)
Transfer from residential whole loans (1)	107,105	103,666
Purchases and capital improvements, net	391	430
Disposals and other (2)	(90,734)	(75,112)
Balance at end of period	$135,035	$130,854
Number of properties	322	416
(1)The Company recognized $(4.1) million and $(6.7) million of gains/(losses), respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO for the years ended December 31, 2025 and December 31, 2024.
(2)During the year ended December 31, 2025, the Company sold 399 REO properties for consideration of $95.8 million, realizing net gains of approximately $5.7 million. During the year ended December 31, 2024, the Company sold 257 REO properties for consideration of $85.3 million, realizing net gains of approximately $10.5 million. These amounts are included in Other Income/(Loss), net on the Company’s consolidated statements of operations.

Commercial REO

In the third quarter of 2024, the Company received 75% and 49% interests, respectively, in two VIEs through foreclosure of a multifamily property and a senior living facility underlying delinquent commercial mortgage loans. Each of these entities was determined to be a VIE but the Company was not determined to be the primary beneficiary; as a result, the investments in the entities are considered equity method investments. Each entity accounts for its respective commercial REO property (the “Commercial REO”) similarly to the manner in which the Company accounts for its residential REO. The entities generally do not own any other significant assets or carry any significant liabilities, except that the two entities contain properties encumbered by third-party financing. As of December 31, 2025, one property was considered held-for-investment and one property was considered held-for-sale.
(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One. In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million. For the Lima One reporting unit, through the most recent testing date (October 1, 2025), no impairment has been recorded since the goodwill was initially recognized as the estimated fair value of the reporting unit has consistently exceeded its carrying value. Key assumptions used in the valuation included loan origination volume, expense levels, discount rates and capitalization multiples, all of which are subject to variability in the current market.
The amortization period for each of the finite lived intangible assets and the activity for the years ended December 31, 2025, 2024 and 2023 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2022	Amortization Year Ended December 31, 2023	Amortization Year Ended December 31, 2024	Amortization Year Ended December 31, 2025	Carrying Value at December 31, 2025	Amortization Period (Years) (1)
Trademarks / Trade Names	$3,400	$(400)	$(400)	$(400)	$2,200	10
Customer Relationships	6,000	(3,000)	(2,000)	(1,000)	—	4
Internally Developed Software	2,800	(800)	(800)	(800)	400	5
Total Identified Intangibles	$12,200	$(4,200)	$(3,200)	$(2,200)	$2,600
(1)Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(c) Capital Contributions Made to Loan Origination Partners
The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At December 31, 2025, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $20.2 million, including $5.1 million of common equity (including partnership interests) and $15.1 million of preferred equity.
During the year ended December 31, 2025 and 2024, there were no impairment charges recorded by the Company on its investment in loan origination partners. During the year ended December 31, 2023, the Company recorded an impairment charge in earnings of $2.3 million against the carrying value of its investment in one loan origination partner. In 2023, the Company sold a preferred equity interest in one loan origination partner, which was recorded at $6.6 million, and recorded a gain of $0.1 million. This impairment charge was recorded in Provision for credit losses on other assets in the consolidated statement of operations.
Prior to December 31, 2024, the Company had elected to account for certain of these investments pursuant to the fair value option, where changes in estimated fair value were recorded on the statement of operations. Such changes in estimated fair value resulted in gains/(losses) being recorded of $3.4 million, $(3.0) million and $6.4 million during 2025, 2024, and 2023, respectively.
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

The following table presents certain additional information about the Company’s commercial mortgage loans:

(Dollars In Thousands)	Fair Value / Carrying Value	UPB	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	UPB 60+ Days Delinquent	Weighted Average LTV Ratio
Commercial Loans - December 31, 2025	$6,079	$9,385	10.60%	0	$9,385	189%
Commercial Loans - December 31, 2024	$7,435	$9,385	11.48%	0	$4,875	82%
(1)Commercial Loans contain contractual features which increase the loan’s interest rate following an event of default. The weighted average coupon presented is calculated based on each loan’s coupon rate without regard to post-default rate adjustments.
(e) Derivative Instruments

Swaps
The Company’s derivative instruments include both interest rate swap agreements and ERIS swap futures, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At December 31, 2025, none of the Company’s Swaps were designated as hedges for accounting purposes.
Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table presents the assets pledged as collateral against the Company’s Swaps:

(In Thousands)	December 31, 2025	December 31, 2024
Agency MBS, at fair value	$32,015	$44,411
Restricted Cash	24,317	16,567

At December 31, 2025, the Company had Swaps with an aggregate notional amount of $4.5 billion and an average maturity of approximately 46 months with a maximum term of approximately 120 months. The following table presents information about the Company’s Swaps at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Maturity (1)	Notional Amount (2)	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (3)	Notional Amount (2)	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (3)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$450,000	1.16%	4.49%
Over 30 days to 3 months	—	—	—	100,000	1.65	4.49
Over 3 months to 6 months	—	—	—	125,000	2.69	4.49
Over 6 months to 12 months	450,000	1.12	3.87	—	—	—
Over 12 months to 24 months	1,065,000	1.85	3.87	450,000	1.12	4.49
Over 24 months to 36 months	341,500	3.23	3.87	1,045,000	1.84	4.49
Over 36 months to 48 months	332,800	2.96	3.87	24,600	4.28	4.49
Over 48 months to 60 months	1,463,900	3.36	3.87	574,000	3.28	4.49
Over 60 months to 72 months	—	—	—	—	—	—
Over 72 months	827,300	3.36	3.87	545,150	3.42	4.49
Total Swaps	$4,480,500	2.74%	3.87%	$3,313,750	2.20%	4.49%
(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)As of December 31, 2025, the aggregate notional amounts of Swaps include $2.1 billion of interest rate swap agreements and $2.4 billion of ERIS swap futures. As of December 31, 2024, all aggregate notional amounts of Swaps were from interest rate swap agreements.
(3)Reflects the benchmark variable rate due from the counterparty at the date presented. This rate adjusts daily based on SOFR.
Impact of Derivative Instruments on Earnings

The following table presents the components of Net gain/(loss) on derivatives used for risk management purposes for the years ended December 31, 2025, 2024 and 2023, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	For the Year Ended December 31,
(In Thousands)	2025	2024	2023
Income on Swaps variable receive leg	$155,923	$177,062	$158,554
Expense on Swaps fixed pay leg	(94,432)	(64,290)	(51,400)
Unrealized mark-to-market gain/(loss)	(65,612)	2,478	(91,696)
Net price alignment expense on margin collateral received	(4,145)	(9,217)	(11,697)
Realized gain/(loss) on terminated Swaps	(27,278)	(27,530)	—
Net gain on TBA short positions	—	—	—
Total Net gain/(loss) on derivatives used for risk management purposes	$(35,544)	$78,503	$3,761

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
6.      Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at December 31, 2025 and 2024:

		December 31, 2025
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,332,593	$1,331,967	6.07%	11.4
Agreements with mark-to-market collateral provisions	Securities	2,980,762	2,980,762	4.41%	0.4
Total Agreements with mark-to-market collateral provisions		$4,313,355	$4,312,729	5.14%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	82,019	82,016	6.83%	14.5
Securitized debt	Residential whole loans	6,377,576	6,336,462	5.08%	See Note 14
Other secured financing (3)	Other	23,908	23,908	6.47%	54.4
8.875% Senior Notes due 2029	Unsecured	115,000	112,041	9.83%	37.5
9.00% Senior Notes due 2029	Unsecured	75,000	72,858	9.94%	43.5
Impact of net Swap carry				(0.62)%
Total Financing agreements (2)		$10,986,858	$10,940,014	4.62%

		December 31, 2024
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,321,584	$1,321,043	7.27%	7.9
Agreements with mark-to-market collateral provisions	Securities	1,279,007	1,279,007	5.47%	0.2
Total Agreements with mark-to-market collateral provisions		$2,600,591	$2,600,050	6.71%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	577,231	576,774	7.82%	10.4
Securitized debt	Residential whole loans	5,891,815	5,794,977	4.82%	See Note 14
Convertible senior notes	Unsecured	—	—	6.84%
8.875% Senior Notes due 2029	Unsecured	115,000	111,270	9.83%	49.5
9.00% Senior Notes due 2029	Unsecured	75,000	72,390	9.91%	55.5
Impact of net Swap carry				(1.24)%
Total Financing agreements (2)		$9,259,637	$9,155,461	4.54%
(1)The Company has both financing agreements held at fair value and financing agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At December 31, 2025, the Company had $61.1 million of agreements with mark-to-market collateral provisions held at fair value, $48.2 million of agreements with non-mark-to-market collateral provisions held at fair value, and $5.8 billion of securitized debt held at fair value, with amortized cost bases of $61.1 million, $48.2 million, and $5.9 billion, respectively. At December 31, 2024, the Company had $19.8 million of agreements with mark-to-market collateral provisions held at fair value, $284.8 million of agreements with non-mark-to-market collateral provisions held at fair value, and $5.2 billion of securitized debt held at fair value, with amortized cost bases of $19.8 million, $284.8 million, and $5.3 billion, respectively.
(2)Weighted average cost of funding reflects year-to-date interest expense (inclusive of the amortization of deferred financing costs) divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net Swap carry (the difference between Swap interest income received and Swap interest expense paid) on the Company’s Swaps. For the year ended December 31, 2025, this decreased the overall funding cost by 62 basis points, and for the year ended December 31, 2024, this decreased the overall funding cost by 124 basis points. The Company does not allocate the impact of the net Swap carry by type of financing agreement.
(3)Up to $20 million of the unpaid principal balance is subject to a 60-day call period at the counterparty’s option.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of December 31, 2025
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential whole loans	$585,625	$49,404	$216,134	$481,430	$1,332,593
Agreements with mark-to-market collateral provisions	Securities	2,980,762	—	—	—	2,980,762
Total Agreements with mark-to-market collateral provisions		3,566,387	49,404	216,134	481,430	4,313,355
Agreements with non-mark-to-market collateral provisions	Residential whole loans	22,755	—	11,020	48,244	82,019
(1)$3.5 billion of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an agreement with mark-to-market collateral provisions with $304.3 million outstanding. The longest maturity date is approximately 33 months.

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at December 31, 2025 and 2024:

(Dollars in Thousands)	December 31, 2025	December 31, 2024
Mark-to-market financing agreements secured by residential whole loans (1)	$1,308,661	$1,295,653
Fair value of residential whole loans pledged as collateral under financing agreements	$1,642,252	$1,608,344
Weighted average haircut on residential whole loans (2)	20.28%	19.24%
Mark-to-market financing agreements secured by securities at fair value	$2,980,762	$1,279,007
Securities at fair value pledged as collateral under financing agreements	$3,107,405	$1,352,918
Weighted average haircut on securities at fair value (2)	3.82%	4.99%
Mark-to-market financing agreements secured by real estate owned	$23,307	$25,390
Fair value of real estate owned pledged as collateral under financing agreements	$41,072	$62,659
Weighted average haircut on real estate owned (2)	42.24%	55.71%
(1)Includes an aggregate of $466.9 million and $394.9 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $600.0 million and $506.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of December 31, 2025 and December 31, 2024, respectively.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the amount borrowed.
The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at December 31, 2025 and 2024:

(Dollars in Thousands)	December 31, 2025	December 31, 2024
Non-mark-to-market financing secured by residential whole loans	$82,016	$576,774
Fair value of residential whole loans pledged as collateral under financing agreements	$115,326	$740,494
Weighted average haircut on residential whole loans	28.88%	21.40%
Non-mark-to-market financing secured by real estate owned	$—	$—
Fair value of real estate owned pledged as collateral under financing agreements	$—	$—
Weighted average haircut on real estate owned	—%	—%
In addition, the Company had aggregate restricted cash held in connection with its financing agreements, including securitized debt, of $25.5 million and $32.1 million at December 31, 2025 and 2024, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$4,395,375	4.49%	$3,177,822	5.85%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$4,395,375	4.49%	$3,177,822	5.85%

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
December 31, 2025
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

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 16 and 15 counterparties at December 31, 2025 and 2024, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2025:

	December 31, 2025
Counterparty	Amount at Risk (1)	Weighted Average Months to Maturity	Percent of Stockholders’ Equity
(Dollars in Thousands)
Wells Fargo	$134,564	3.3	7.36%
(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of December 31, 2025 and 2024:

	December 31, 2025
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1)	Total
Assets:
Residential whole loans (2)	$7,605,654	$115,326	$1,043,363	$8,764,343
Securities, at fair value	—	—	3,107,405	3,107,405
Other assets: REO	52,370	—	37,002	89,372
Total	$7,658,024	$115,326	$4,187,770	$11,961,120

	December 31, 2024
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1)	Total
Assets:
Residential whole loans (2)	$6,886,776	$740,260	$1,107,079	$8,734,115
Securities, at fair value	—	—	1,352,918	1,352,918
Other assets: REO	26,934	—	56,505	83,439
Total	$6,913,710	$740,260	$2,516,502	$10,170,472
(1)An aggregate of $27.0 million and $27.1 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financing agreements had also been pledged as of December 31, 2025 and 2024, respectively.
(2)Includes an aggregate of $466.9 million and $394.9 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $600.0 million and $506.6 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of December 31, 2025 and December 31, 2024, respectively.

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

7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at December 31, 2025 and 2024:

(In Thousands)	December 31, 2025	December 31, 2024
Payable for unsettled investment purchases	$—	$63,094
Dividends and dividend equivalents payable	37,136	36,021
Lease liability	53,431	41,050
Accrued interest payable	36,369	33,050
Accrued expenses and other	151,804	239,136
Total Other Liabilities	$278,740	$412,351

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2025 or 2024. As of the date of this filing, the Company’s tax returns for tax years 2022 through 2024 are open to examination.

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at December 31, 2025 and 2024 are presented in the following table:

(In Thousands)	December 31, 2025	December 31, 2024
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$104,004	$89,910
Unrealized mark-to-market, impairments and loss provisions	17,602	18,004
Other realized / unrealized treatment differences	(39,080)	(45,234)
Total deferred tax assets	82,526	62,680
Less: valuation allowance	(82,526)	(62,680)
Net deferred tax assets	$—	$—
Realization of the Company’s DTAs at December 31, 2025 is dependent on several factors, including generating sufficient taxable income to utilize net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.
No net deferred tax benefit was recorded by the Company for the years ended December 31, 2025 and 2024, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
At December 31, 2025, the Company’s federal NOL carryforward from prior years was $354.0 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
The following table summarizes the Company’s income tax provision/(benefit) primarily recorded at the Company’s domestic TRS entities for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended
(In Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Current provision/(benefit)
Federal	$(489)	$417	$(21)
State	(246)	26	—
Total current provision/(benefit)	(735)	443	(21)
Deferred provision/(benefit)
Federal	—	—	251
State	—	—	48
Total deferred provision/(benefit)	—	—	299
Total provision/(benefit)	$(735)	$443	$278
As further described in Note 2(s), the Company has elected to retrospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
(Dollars in Thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. Federal statutory tax rate	$36,970	21.0%	$25,136	21.0%	$16,893	21.0%
State and local taxes, net of federal income tax effect (1)	246	0.1%	(26)	—%	(48)	(0.1)%
Changes in valuation allowances	16,014	9.1%	(7,641)	(6.4)%	(7,706)	(9.6)%
Nontaxable or nondeductible items
REIT GAAP income or loss not subject to federal income tax	(26,714)	(15.2)%	(9,171)	(7.7)%	(16,123)	(20.0)%
VIE income or loss	(18,693)	(10.6)%	(1,124)	(0.9)%	7,072	8.8%
TRS permanent differences	280	0.2%	—	—%	607	0.8%
Basis difference in contributed assets to subsidiaries	(8,307)	(4.7)%	(6,616)	(5.5)%	—	—%
Other adjustments	(531)	(0.3)%	(115)	(0.2)%	(417)	(0.6)%
Effective tax rate	$(735)	(0.4)%	$443	0.3%	$278	0.3%
(1)The jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Maine, Minnesota, New Jersey, and Pennsylvania for 2025. No jurisdictions materially contributed to the majority (greater than 50%) of the net tax effect in this category for 2024 and 2023.
The amount of cash taxes paid by (refunded to) the Company by jurisdiction for the year ended:

For the Year Ended
(In Thousands)	December 31, 2025
Federal	$656
Pennsylvania	(100)
Other states	8
Total cash taxes paid (refunded)	$564

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the years ended December 31, 2025, 2024, and 2023, the Company recorded an expense in connection with this lease of approximately $5.3 million, $5.4 million, and $5.2 million, respectively. The original term specified in this lease is approximately fifteen years with a termination date of December 2036 and an option to renew for an additional five years.

Additionally, in December 2024, Lima One executed a new office lease for its headquarters in Greenville, South Carolina. Lima One moved into the new office space on July 15, 2025. For the year ended December 31, 2025, the Company recorded an expense in connection with this lease of approximately $2.1 million. The original term specified in this lease is approximately nine years with a termination date of December 2033 and two options to renew for an additional four years for the first extension and an additional five years for the second extension.

The Company recognized total lease expense of $8.6 million, $7.4 million and $6.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in Other general and administrative expense on the Company’s consolidated statements of operations.
At December 31, 2025, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) for the Company’s lease commitments were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2026	$7,377
2027	7,731
2028	7,547
2029	7,529
2030	7,513
Thereafter	39,633
Total	$77,329
Present Value Discount	(23,898)
Total Lease Liability (Note 7)	$53,431

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of December 31, 2025, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).
(c) Loan Commitments

At December 31, 2025, the Company had unfunded commitments in connection with its Single-family and Multifamily transitional loans of $271.2 million and $23.2 million, respectively (see Note 3). These commitments are subject to certain conditions that the respective borrowers must meet before funding is required. In addition, from time to time, Lima One makes short-term commitments to originate mortgage loans; such commitments were not significant at December 31, 2025.
(d) Guarantee

In connection with one of its investments in a loan origination partner, the Company has guaranteed up to $51.0 million of such investee’s warehouse financing. As of December 31, 2025, the Company has not recorded a loss in connection with this guarantee.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(e) Litigation

The Company reserves for contingent liabilities when it is determined that a liability is probable and reasonably estimable. Litigation is subject to many factors that are difficult to predict, so there can be no assurance that, in the event of a material unfavorable result in one or more claims, the Company will not incur material costs.

The Company is not presently named as a defendant in any material litigation arising outside the ordinary course of business. However, the Company is from time to time involved in litigation arising in the course of its business activities. During the year ended December 31, 2025, the Company recorded an aggregate litigation reserve totaling $1.2 million within Other Income/(Loss), net and estimates additional reasonably possible losses of up to $1.5 million.
10.    Stockholders’ Equity
(a) Preferred Stock
7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)
On April 15, 2013, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. On August 15, 2025, the Company filed an articles supplementary to the amended and restated articles of incorporation, which increased the number of authorized shares of Series B Preferred Stock to 12.1 million from 8.1 million. Also on August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may, from time to time, offer and sell shares of its preferred stock having an aggregate gross sales price of up to $100.0 million. During the year ended December 31, 2025, approximately 125,000 shares of Series B Preferred Stock were issued for gross proceeds of approximately $2.7 million.
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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2023 through December 31, 2025:

Year	Declaration Date	Record Date	Payment Date	Annual Dividend Rate	Dividend Per Share
2025	November 20, 2025	December 4, 2025	December 31, 2025	7.50%	$0.46875
	August 21, 2025	September 4, 2025	September 30, 2025	7.50	0.46875
	May 19, 2025	June 4, 2025	June 30, 2025	7.50	0.46875
	February 18, 2025	March 4, 2025	March 31, 2025	7.50	0.46875
2024	November 20, 2024	December 3, 2024	December 31, 2024	7.50	0.46875
	August 16, 2024	August 30, 2024	September 30, 2024	7.50	0.46875
	May 21, 2024	June 5, 2024	June 28, 2024	7.50	0.46875
	February 20, 2024	March 5, 2024	March 28, 2024	7.50	0.46875
2023	November 21, 2023	December 4, 2023	December 29, 2023	7.50	0.46875
	August 17, 2023	September 5, 2023	September 29, 2023	7.50	0.46875
	May 22, 2023	June 5, 2023	June 30, 2023	7.50	0.46875
	February 21, 2023	March 6, 2023	March 31, 2023	7.50	0.46875

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”)
On February 28, 2020, the Company amended its charter through the filing of articles supplementary to reclassify 12,650,000 shares of the Company’s authorized but unissued common stock as shares of the Company’s Series C Preferred Stock. On March 2, 2020, the Company completed the issuance of 11.0 million shares of its Series C Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The total net proceeds the Company received from the offering were approximately $266.0 million, after deducting offering expenses and the underwriting discount. On August 15, 2025, the Company filed an articles supplementary to the amended and restated articles of incorporation, which increased the number of authorized shares of Series C Preferred Stock to 16.7 million from 12.7 million. Also on August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may, from time to time, offer and sell shares of its preferred stock having an aggregate gross sales price of up to $100.0 million. During the year ended December 31, 2025, approximately 286,000 shares of Series C Preferred Stock were issued for gross proceeds of approximately $6.9 million.
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
The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2023 through December 31, 2025:

Year	Declaration Date	Record Date	Payment Date	Annual Dividend Rate	Dividend Per Share
2025	November 20, 2025	December 4, 2025	December 31, 2025	9.60811%	$0.613850
	September 2, 2025	September 4, 2025	September 30, 2025	9.90226	0.639521
	May 19, 2025	June 4, 2025	June 30, 2025	9.90578	0.619110
	February 18, 2025	March 4, 2025	March 31, 2025	6.50000	0.406250
2024	November 20, 2024	December 3, 2024	December 31, 2024	6.50000	0.406250
	August 16, 2024	August 30, 2024	September 30, 2024	6.50000	0.406250
	May 21, 2024	June 5, 2024	June 28, 2024	6.50000	0.406250
	February 20, 2024	March 5, 2024	March 28, 2024	6.50000	0.406250
2023	November 21, 2023	December 4, 2023	December 29, 2023	6.50000	0.406250
	August 17, 2023	September 5, 2023	September 29, 2023	6.50000	0.406250
	May 22, 2023	June 5, 2023	June 30, 2023	6.50000	0.406250
	February 21, 2023	March 6, 2023	March 31, 2023	6.50000	0.406250

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(b)  Dividends on Common Stock
The following table presents cash dividends declared by the Company on its common stock from January 1, 2023 through December 31, 2025:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2025	December 11, 2025	December 31, 2025	January 30, 2026	$0.36	(1)
	September 11, 2025	September 30, 2025	October 31, 2025	0.36
	June 12, 2025	June 30, 2025	July 31, 2025	0.36
	March 6, 2025	March 31, 2025	April 30, 2025	0.36
2024	December 11, 2024	December 31, 2024	January 31, 2025	0.35	(2)
	September 12, 2024	September 27, 2024	October 31, 2024	0.35
	June 11, 2024	June 28, 2024	July 31, 2024	0.35
	March 7, 2024	March 28, 2024	April 30, 2024	0.35
2023	December 13, 2023	December 29, 2023	January 31, 2024	0.35	(3)
	September 20, 2023	October 2, 2023	October 31, 2023	0.35
	June 15, 2023	June 30, 2023	July 31, 2023	0.35
	March 10, 2023	March 31, 2023	April 28, 2023	0.35
(1)At December 31, 2025, the Company had accrued dividends and dividend equivalents payable of $37.1 million related to the common stock dividend declared on December 11, 2025. This dividend will be treated as a dividend paid in 2026 to the extent of the Company’s earnings and profits in 2026.
(2)At December 31, 2024, the Company had accrued dividends and dividend equivalents payable of $36.0 million related to the common stock dividend declared on December 11, 2024. A portion of this dividend was considered taxable income to the recipient in 2025. For more information see the Company’s 2025 Dividend Tax Information on its website.
(3)At December 31, 2023, the Company had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on December 13, 2023. A portion of this dividend was considered taxable income to the recipient in 2024. For more information see the Company’s 2024 Dividend Tax Information on its website.
In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes. However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital. For the year ended December 31, 2025, the portion of the Company’s common stock dividends paid during the year deemed to be a return of capital was $0.5800 per share of common stock. For the year ended December 31, 2024, the portion of the Company’s common stock dividends paid during the year deemed to be a return of capital was $0.5516 per share of common stock. For the year ended December 31, 2023, the portion of the Company’s common stock dividends paid during the year deemed to be a return of capital was $0.4108 per share of common stock.
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
During the years ended December 31, 2025, 2024 and 2023, the Company issued 0, 0 and 6,666 shares of common stock through the DRSPP, raising net proceeds of approximately $0, $0 and $74,000, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2025, the Company issued 8,848,219 shares pursuant to the DRSPP, raising net proceeds of $290.8 million.
(d) Preferred Stock At-the-Market Offering Program
On August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may, from time to time, offer and sell shares of its Series B Preferred Stock and/or its Series C Preferred Stock having an aggregate gross sales price of up to $100.0 million, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (the “Preferred Stock ATM Program”). The Company sold an aggregate of approximately 411,000 shares of

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
preferred stock through the Preferred Stock ATM Program during the year ended December 31, 2025 for gross sales proceeds of approximately $9.5 million. As of December 31, 2025, approximately $90.5 million remained available under the Preferred Stock ATM Program.
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

The Company did not sell any shares of common stock through the Common Stock ATM Program during the years ended December 31, 2025 and 2024.
(f)  Stock Repurchase Program
On February 29, 2024, the Company announced its Board had authorized a $200 million stock repurchase program with respect to the Company’s common stock, which was in effect through the end of 2025. Approximately $190 million remained available for repurchase under the stock repurchase program upon its expiration. On February 12, 2026, the Company’s Board authorized a new $200 million stock repurchase program with respect to the Company’s common stock, which will be in effect through December 31, 2028.
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
During the year ended December 31, 2025, the Company repurchased 1,026,117 shares of its common stock through the stock repurchase program at an average cost of $9.76 per share and a total cost of approximately $10.0 million, net of fees and commissions paid to the sales agent of approximately $10,000. The Company did not repurchase any shares of its common stock during the year ended December 31, 2024 and 2023.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(g) Accumulated Other Comprehensive Income/(Loss)

The following tables present changes in the balances of each component of the Company’s AOCI:

	For the Year Ended December 31, 2025
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$9,476	$—	$9,476
OCI before reclassifications	(5,575)	—	(5,575)
Amounts reclassified from AOCI	(226)	—	(226)
Net OCI during the period (2)	(5,801)	—	(5,801)
Balance at end of period	$3,675	$—	$3,675

	For the Year Ended December 31, 2024
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$17,698	$—	$17,698
OCI before reclassifications	1,764	—	1,764
Amounts reclassified from AOCI	(9,986)	—	(9,986)
Net OCI during the period (2)	(8,222)	—	(8,222)
Balance at end of period	$9,476	$—	$9,476

	For the Year Ended December 31, 2023
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$21,341	$—	$21,341
OCI before reclassifications	(2,873)	—	(2,873)
Amounts reclassified from AOCI	(770)	—	(770)
Net OCI during the period (2)	(3,643)	—	(3,643)
Balance at end of period	$17,698	$—	$17,698
(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
11.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2025	2024	2023
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$176,783	$119,251	$80,164
Dividends declared on preferred stock	(40,318)	(32,875)	(32,875)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(781)	(453)	—
Net income/(loss) attributable to common stockholders - basic	$135,684	$85,923	$47,289
Basic weighted average common shares outstanding	103,554	103,489	102,215
Basic Earnings/(Loss) per Share	$1.31	$0.83	$0.46

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$135,684	$85,923	$47,289
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	—	—
Interest expense on Convertible Senior Notes	—	—	—
Net income/(loss) attributable to common stockholders - diluted	$135,684	$85,923	$47,289
Basic weighted average common shares outstanding	103,554	103,489	102,215
Unvested and vested restricted stock units	427	1,613	1,363
Effect of assumed conversion of Convertible Senior Notes to common shares	—	—	—
Diluted weighted average common shares outstanding (1)	103,981	105,102	103,578
Diluted Earnings/(Loss) per Share	$1.30	$0.82	$0.46
(1)At December 31, 2025 and 2024, the Company had approximately 1,013,000 and 324,000 equity instruments outstanding that were excluded from the calculation of diluted EPS for the years ended December 31, 2025 and 2024, respectively, as they were determined to be anti-dilutive. These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $10.32 and $10.94, respectively. These equity instruments may have a dilutive impact on future EPS.
During the years ended December 31, 2024 and 2023, the Convertible Senior Notes were determined to be anti-dilutive and were excluded from the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) are included in the denominator for the purpose of calculating diluted EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.2 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit. At December 31, 2025, approximately 9.0 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan. A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock. Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 3, 2035.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date. Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of December 31, 2025 are designated to be settled in shares of the Company’s common stock. All holders of RSUs outstanding at December 31, 2025 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time of settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled. At December 31, 2025 and 2024, the Company had unrecognized compensation expense of $7.2 million and $6.3 million, respectively, related to RSUs. The unrecognized compensation expense at December 31, 2025 is expected to be recognized over a weighted average period of 1.7 years.

The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31, 2025
	RSUs With Service Condition	Weighted Average Grant Date Fair Value Per Share	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value Per Share	Total RSUs	Total Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year:	1,420,910	$12.76	2,665,347	$11.23	4,086,257	$11.76
Granted (1)	604,669	10.09	955,532	10.54	1,560,201	10.36
Settled	(330,714)	15.92	(799,069)	14.16	(1,129,783)	14.68
Cancelled/forfeited	(30,641)	10.51	(314,336)	14.25	(344,977)	13.92
Outstanding at end of year	1,664,224	$11.20	2,507,474	$9.66	4,171,698	$10.27
RSUs vested but not settled at end of year	1,142,777	$11.46	1,664,349	$9.55	2,807,126	$10.32
RSUs unvested at end of year	521,447	$10.64	843,125	$9.87	1,364,572	$10.17

	For the Year Ended December 31, 2024
	RSUs With Service Condition	Weighted Average Grant Date Fair Value Per Share	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value Per Share	Total RSUs	Total Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year:	1,320,059	$14.01	1,867,842	$11.16	3,187,901	$12.34
Granted (2)	573,110	11.17	1,308,727	11.77	1,881,837	11.59
Settled	(312,808)	16.15	—	—	(312,808)	16.15
Cancelled/forfeited	(159,451)	10.80	(511,222)	11.99	(670,673)	11.71
Outstanding at end of year	1,420,910	$12.76	2,665,347	$11.23	4,086,257	$11.76
RSUs vested but not settled at end of year	957,045	$13.75	1,845,176	$12.23	2,802,221	$12.75
RSUs unvested at end of year	463,865	$10.71	820,171	$8.99	1,284,036	$9.61

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	For the Year Ended December 31, 2023
	RSUs With Service Condition	Weighted Average Grant Date Fair Value Per Share	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value Per Share	Total RSUs	Total Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year:	921,308	$18.63	1,138,495	$15.76	2,059,803	$17.04
Granted (3)	610,680	10.32	997,383	7.95	1,608,063	8.85
Settled	(146,440)	27.90	(13,639)	26.52	(160,079)	27.78
Cancelled/forfeited	(65,489)	13.44	(254,397)	18.32	(319,886)	17.32
Outstanding at end of year	1,320,059	$14.01	1,867,842	$11.16	3,187,901	$12.34
RSUs vested but not settled at end of year	635,595	$15.63	560,114	$13.61	1,195,709	$14.68
RSUs unvested at end of year	684,464	$12.52	1,307,728	$10.11	1,992,192	$10.94
(1)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs. In determining the fair value for 1,300,017 of these awards granted in 2025, the Company applied: (i) a weighted average volatility estimate of approximately 34.73%, which was determined considering historic volatility in the price of the Company’s and its peer group companies common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and its peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 4.20% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards, respectively. The weighted average grant date fair value for the remaining 107,184 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $9.47. All of the 955,532 RSUs granted in 2025, the vesting of which is subject to both market and service conditions, are also subject to a one-year post-vesting holding requirement prior to settlement. To account for the estimated loss of value due to this holding restriction, a discount for lack of marketability is applied after the payout value is determined. There is no post vesting holding requirement on the 604,669 RSUs granted in 2025 the vesting of which is subject to a service condition only.
(2)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs. In determining the fair value for 1,255,486 of these awards granted in 2024, the Company applied: (i) a weighted average volatility estimate of approximately 35.55%, which was determined considering historic volatility in the price of the Company’s and its peer group companies common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and its peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 3.91% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards, respectively. The weighted average grant date fair value for the remaining 94,333 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $10.76. All of the 1,308,727 RSUs granted in 2024, the vesting of which is subject to both market and service conditions, are also subject to a one-year post-vesting holding requirement prior to settlement. To account for the estimated loss of value due to this holding restriction, a discount for lack of marketability is applied after the payout value is determined. There is no post vesting holding requirement on the 573,110 RSUs granted in 2024 the vesting of which is subject to a service condition only.
(3)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs. In determining the fair value for 1,517,675 of these awards granted in 2023, the Company applied: (i) a weighted average volatility estimate of approximately 56%, which was determined considering historic volatility in the price of the Company’s and its peer group companies’ common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and its peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 4.12% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards, respectively. The weighted average grant date fair value for the remaining 90,388 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $11.23. All of the 997,383 RSUs granted in 2023, the vesting of which is subject to both market and service conditions, are also subject to a one-year post-vesting holding requirement prior to settlement. To account for the estimated loss of value due to this holding restriction, a discount for lack of marketability is applied after the payout value is determined. There is no post vesting holding requirement on the 610,680 RSUs granted in 2023 the vesting of which is subject to a service condition only.

Restricted Stock

The Company did not grant any shares of restricted common stock during the years ended December 31, 2025, 2024 and 2023. At December 31, 2025, 2024 and 2023, the Company did not have any unvested shares of restricted common stock outstanding, and no restricted shares vested during the years ended December 31, 2025 and 2024, respectively.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock. Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board shall determine in its discretion. Dividend

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest. The Company made dividend equivalent payments associated with RSU awards of approximately $3.9 million, $2.4 million, and $463,000 during the years ended December 31, 2025, 2024 and 2023, respectively. In addition, no dividend equivalent rights awarded as separate instruments were granted during the years ended December 31, 2025, 2024 and 2023.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
(In Thousands)	2025	2024	2023
RSUs	$12,067	$13,883	$15,035
Total	$12,067	$13,883	$15,035

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date. The following table presents the Company’s expenses (reversal) related to its Deferred Plans for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
(In Thousands)	2025	2024	2023
Non-employee directors	$161	$39	$586
Total	$161	$39	$586

The Company distributed cash of approximately $273,000, $77,000, and $374,000 to the participants of the Deferred Plans during the years ended December 31, 2025, 2024 and 2023, respectively.

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2025 and 2024 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,742	$2,738	$2,734	$2,561
Total	$2,742	$2,738	$2,734	$2,561
(1)Represents the cumulative amounts that were deferred by participants through December 31, 2025 and 2024, which had not been distributed through such respective date.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(c) Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code. Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears the costs of administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code. The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%. For the years ended December 31, 2025, 2024 and 2023, the Company recognized expenses for matching contributions of $1.7 million, $1.4 million and $1.3 million, respectively.
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
December 31, 2025
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
December 31, 2025
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
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2025 and 2024, on the consolidated balance sheets by the valuation hierarchy, as previously described:
Fair Value at December 31, 2025

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$51,022	$7,665,985	$7,717,007
Securities, at fair value	—	3,360,280	—	3,360,280
Total assets carried at fair value	$—	$3,411,302	$7,665,985	$11,077,287
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$48,245	$48,245
Agreements with mark-to-market collateral provisions	—	—	61,068	61,068
Securitized debt	—	5,846,744	—	5,846,744
Total liabilities carried at fair value	$—	$5,846,744	$109,313	$5,956,057
Fair Value at December 31, 2024

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$52,073	$7,459,137	$7,511,210
Securities, at fair value	—	1,537,513	—	1,537,513
Total assets carried at fair value	$—	$1,589,586	$7,459,137	$9,048,723
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$284,843	$284,843
Agreements with mark-to-market collateral provisions	—	—	19,782	19,782
Securitized debt	—	5,211,380	—	5,211,380
Total liabilities carried at fair value	$—	$5,211,380	$304,625	$5,516,005

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the years ended December 31, 2025 and 2024 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	For the Year Ended December 31,
(In Thousands)	2025	2024
Balance at beginning of period	$7,459,137	$7,455,729
Purchases and originations	2,336,919	2,077,564
Draws	351,757	556,943
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	150,122	96,353
Repayments	(2,251,708)	(1,962,039)
Loan sales and repurchases	(285,368)	(683,407)
Transfer to REO	(94,874)	(82,006)
Balance at end of period	$7,665,985	$7,459,137

The following table presents additional information for the years ended December 31, 2025 and 2024 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Year Ended December 31,
(In Thousands)	2025	2024
Balance at beginning of period	$284,843	$469,424
Issuances	25,612	216,189
Payment of principal	(262,210)	(400,770)
Changes in unrealized losses	—	—
Balance at end of period	$48,245	$284,843

The following table presents additional information for the years ended December 31, 2025 and 2024 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Year Ended December 31,
(In Thousands)	2025	2024
Balance at beginning of period	$19,782	$178,864
Issuances	229,522	127,422
Payment of principal	(188,236)	(286,504)
Changes in unrealized losses	—	—
Balance at end of period	$61,068	$19,782

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of December 31, 2025 and 2024:

December 31, 2025
Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range
				Min	Max
$7,196,955	Discounted cash flow	Discount rate	6.5%	5.5%	20.0%
		Prepayment rate	17.1%	—%	50.5%
		Default rate	1.6%	—%	68.2%
		Loss severity	11.4%	—%	100.0%
$330,295	Liquidation model	Discount rate	9.1%	8.0%	20.0%
		Annual change in home prices	1.9%	(0.9)%	8.7%
		Liquidation timeline (in years)	1.7	0.1	4.5
		Current value of underlying properties (3)	$748	$19	$11,400
$7,527,250
(1)Excludes approximately $138.7 million of Residential whole loans, at fair value, with a UPB of $170.8 million, which were marked-to-market, but not based on a model, at December 31, 2025.
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2025 and 2024:

(In Thousands)	December 31, 2025	December 31, 2025		December 31, 2024
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential whole loans	3	$8,759,332	$8,769,457	$8,759,151	$8,743,881
Residential whole loans	2	51,022	51,022	52,073	52,073
Securities, at fair value	2	3,360,280	3,360,280	1,537,513	1,537,513
Cash and cash equivalents	1	213,211	213,211	338,931	338,931
Restricted cash	1	173,457	173,457	262,381	262,381
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	82,016	82,019	576,774	577,231
Financing agreements with mark-to-market collateral provisions	3	1,331,968	1,332,593	1,321,041	1,321,584
Financing agreements with mark-to-market collateral provisions	2	2,980,762	2,980,762	1,279,007	1,279,007
Securitized debt	2	6,336,462	6,290,788	5,794,977	5,724,702
Other secured financing	3	23,908	23,908	—	—
8.875% Senior Notes	2	112,041	114,616	111,270	115,720
9.00% Senior Notes	2	72,858	75,338	72,390	75,218
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

REO - During the years ended December 31, 2025 and 2024, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $107.1 million and $103.7 million, respectively, at the time of foreclosure. During the year ended December 31, 2025, the Company reclassified three REO properties originally classified as held for investment to held for sale status and marked them down to their estimated fair value, less estimated cost to sell, of $10.4 million.

Commercial REO - During the year ended December 31, 2025, the Company did not record any new Commercial REO, but recorded valuation adjustments on existing Commercial REO totaling $(1.5) million. During the year ended December 31, 2024, the Company recognized at fair value two properties considered Commercial REO at $28.4 million and $40.0 million, of which the Company’s 75% and 49% interests were $10.3 million and $4.9 million (net of related third-party financing), respectively. During the year ended December 31, 2024, the Company recorded valuation adjustments on Commercial REO totaling $(0.7) million.

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
December 31, 2025
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of December 31, 2025 and 2024:

(Dollars in Thousands)	December 31, 2025	December 31, 2024
Aggregate unpaid principal balance of residential whole loans sold	$11,489,998	$9,924,643
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$10,142,071	$8,655,017
Outstanding amount of Senior Bonds, at carrying value (1)	$489,718	$583,597
Outstanding amount of Senior Bonds, at fair value	$5,846,744	$5,211,380
Outstanding amount of Senior Bonds, total	$6,336,462	$5,794,977
Weighted average rate for Senior Bonds issued (2) (3)	5.07%	5.02%
Weighted average contractual maturity of Senior Bonds (3)	37 years	36 years
Face amount of Senior Support Certificates received by the Company (4)	$1,307,153	$1,222,029
Cash received	$10,061,131	$8,574,069
(1)Net of $0.9 million and $1.1 million of deferred financing costs at December 31, 2025 and 2024, respectively.
(2)At December 31, 2025, 99.6% and 0.4% of Senior Bonds had a fixed and variable rate, respectively. At December 31, 2024, all Senior Bonds had a fixed rate.
(3)At December 31, 2025 and 2024, $4.7 billion and $4.2 billion, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 150, or 300 basis points at defined dates ranging from 30 months, up to 48 months from issuance if the bond is not redeemed before such date.
(4)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the years ended December 31, 2025 and 2024, the Company issued Senior Bonds with a current face of $1.7 billion and $2.1 billion to third-party investors for proceeds of $1.7 billion and $2.1 billion, respectively, before offering costs and accrued interest. The Senior Bonds issued by the Company during the years ended December 31, 2025 and 2024 are included in Financing agreements on the Company’s consolidated balance sheets (see Note 6). During the three months ended June 30, 2024, the Company liquidated one SPE (which had been formed in 2021) and repaid the remaining $68.1 million of outstanding Senior Bonds issued by such SPE. During the three months ended September 30, 2024, the Company redeemed one SPE (which had been formed in 2022) and repaid the remaining $176.3 million of outstanding Senior Bonds issued by such SPE.

As of December 31, 2025 and 2024, as a result of the transactions described above, securitized loans of approximately $7.6 billion and $6.9 billion are included in Residential whole loans and REO with a carrying value of approximately $52.4 million and $26.9 million are included in Other assets on the Company’s consolidated balance sheets, respectively. As of December 31, 2025

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
and 2024, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $6.3 billion and $5.8 billion, respectively.  These Senior Bonds are disclosed as Securitized debt and are included in Financing agreements on the Company’s consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The Company also has interests in certain entities which are deemed to be VIEs that hold commercial property (see Note 5). The Company’s maximum exposure to loss with respect to these entities is their carrying value, which aggregated $19.9 million at December 31, 2025.

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of December 31, 2025 and 2024 are a total of $8.8 billion and $8.8 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).
15. Segment Reporting

At December 31, 2025, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured senior notes (see Note 6), securitization issuance costs, and preferred stock dividends. The Company’s segments are managed by its “chief operating decision maker” or “CODM” as defined under GAAP; the Company’s CODM is its Chief Executive Officer. The CODM utilizes the segment reporting as part of their analysis of relative segment performance in deciding where to focus resources to enhance the Company’s future performance.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2025
Interest Income	$507,363	$227,963	$9,738	$745,064
Interest Expense	351,034	144,751	18,195	513,980
Net Interest Income/(Expense)	$156,329	$83,212	$(8,457)	$231,084
Reversal/(Provision) for Credit Losses on Residential Whole Loans	(936)	—	—	(936)
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$155,393	$83,212	$(8,457)	$230,148

Net gain/(loss) on residential whole loans measured at fair value through earnings	$124,971	$8,718	$—	$133,689
Impairment and other net gain/(loss) on securities and other portfolio investments	58,132	22	3,389	61,543
Net gain/(loss) on real estate owned	1,181	(7,941)	—	(6,760)
Net gain/(loss) on derivatives used for risk management purposes	(28,756)	(6,788)	—	(35,544)
Net gain/(loss) on securitized debt measured at fair value through earnings	(51,199)	(4,017)	—	(55,216)
Lima One mortgage banking income	—	22,848	—	22,848
Net realized gain/(loss) on residential whole loans held at carrying value	(882)	—	—	(882)
Other, net	(4,053)	(16,723)	2,053	(18,723)
Other Income/(Loss), net	$99,394	$(3,881)	$5,442	$100,955

Compensation and benefits	$—	$37,846	$39,823	$77,669
Other general and administrative expense	(22)	19,010	22,752	41,740
Loan servicing, financing and other related costs	17,275	6,272	9,899	33,446
Amortization of intangible assets	—	2,200	—	2,200
Income/(loss) before income taxes	$237,534	$14,003	$(75,489)	$176,048
Provision for/(benefit from) income taxes	$—	$—	$(735)	$(735)
Net Income/(Loss)	$237,534	$14,003	$(74,754)	$176,783

Less Preferred Stock Dividend Requirement	$—	$—	$40,318	$40,318
Net Income/(Loss) Available to Common Stock and Participating Securities	$237,534	$14,003	$(115,072)	$136,465

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2024
Interest Income	$404,233	$306,191	$13,541	$723,965
Interest Expense	285,329	214,697	21,208	521,234
Net Interest Income/(Expense)	$118,904	$91,494	$(7,667)	$202,731
Reversal/(Provision) for Credit Losses on Residential Whole Loans	$3,084	$—	$—	$3,084
Reversal/(Provision) for Credit Losses on Other Assets	(1,135)	—	—	(1,135)
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$120,853	$91,494	$(7,667)	$204,680

Net gain/(loss) on residential whole loans measured at fair value through earnings	$55,428	$(9,434)	$—	$45,994
Impairment and other net gain/(loss) on securities and other portfolio investments	(7,976)	94	(2,987)	(10,869)
Net gain/(loss) on real estate owned	4,876	(1,740)	—	3,136
Net gain/(loss) on derivatives used for risk management purposes	58,238	20,265	—	78,503
Net gain/(loss) on securitized debt measured at fair value through earnings	(39,238)	(25,575)	—	(64,813)
Lima One mortgage banking income	—	32,944	—	32,944
Net realized gain/(loss) on residential whole loans held at carrying value	418	—	—	418
Other, net	1,326	(2,997)	1,786	115
Other Income/(Loss), net	$73,072	$13,557	$(1,201)	$85,428

Compensation and benefits	$—	$42,885	$44,769	$87,654
Other general and administrative expense	190	19,977	24,087	44,254
Loan servicing, financing and other related costs	18,873	2,857	13,576	35,306
Amortization of intangible assets	—	3,200	—	3,200
Income/(loss) before income taxes	$174,862	$36,132	$(91,300)	$119,694
Provision for/(benefit from) income taxes	$—	$—	$443	$443
Net Income/(Loss)	$174,862	$36,132	$(91,743)	$119,251

Less Preferred Stock Dividend Requirement	$—	$—	$32,875	$32,875
Net Income/(Loss) Available to Common Stock and Participating Securities	$174,862	$36,132	$(124,618)	$86,376

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2023
Interest Income	$364,081	$228,825	$12,691	$605,597
Interest Expense	242,930	170,587	15,601	429,118
Net Interest Income/(Expense)	$121,151	$58,238	$(2,910)	$176,479
Reversal/(Provision) for Credit Losses on Residential Whole Loans	8,539	314	—	8,853
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$129,690	$58,552	$(2,910)	$185,332

Net gain/(loss) on residential whole loans measured at fair value through earnings	$69,486	$20,364	$—	$89,850
Impairment and other net gain/(loss) on securities and other portfolio investments	8,073	—	(1,848)	6,225
Net gain/(loss) on real estate owned	9,274	118	—	9,392
Net gain/(loss) on derivatives used for risk management purposes	839	2,922	—	3,761
Net gain/(loss) on securitized debt measured at fair value through earnings	(66,969)	(32,620)	—	(99,589)
Lima One mortgage banking income	—	43,384	—	43,384
Net realized gain/(loss) on residential whole loans held at carrying value	(1,240)	—	—	(1,240)
Other, net	7,960	2,284	1,087	11,331
Other Income/(Loss), net	$27,423	$36,452	$(761)	$63,114

Compensation and benefits	$—	$44,827	$40,972	$85,799
Other general and administrative expense	214	17,537	26,118	43,869
Loan servicing, financing and other related costs	20,100	1,515	12,521	34,136
Amortization of intangible assets	—	4,200	—	4,200
Income/(loss) before income taxes	$136,799	$26,925	$(83,282)	$80,442
Provision for/(benefit from) income taxes	—	—	278	278
Net Income/(Loss)	$136,799	$26,925	$(83,560)	$80,164

Less Preferred Stock Dividend Requirement	$—	$—	$32,875	$32,875
Net Income/(Loss) Available to Common Stock and Participating Securities	$136,799	$26,925	$(116,435)	$47,289

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
December 31, 2025
Total Assets	$10,128,088	$2,632,740	$285,621	$13,046,449

December 31, 2024
Total Assets	$7,395,925	$3,632,472	$381,207	$11,409,604

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
December 31, 2025
Company’s overall hedging results based on the relative estimated duration of each asset class hedged and the relative fair values of assets within each asset class.

Mortgage-Related Assets Segment

This segment is comprised of the remainder of the Company’s investments (including any related taxes and the economics of associated financing and hedging instruments).
16.  Subsequent Events

In February 2026, the Company entered into an agreement with the landlord for the current corporate headquarters to accelerate the contractual expiration of its lease to November 30, 2026. In addition, the Company has reached an agreement in principle to enter into a ten-year lease for new corporate headquarters space located in New York City. While the Company is still evaluating the financial statement impact of these agreements, the Company currently expects to modify the right-of-use assets and lease obligations, recognize a gain of approximately $1-2 million, and recognize accelerated depreciation expense in 2026 related to the remaining undepreciated tenant improvements at the current corporate headquarters totaling approximately $7 million. Additionally, the Company expects to recognize a new right-of-use asset and lease liability and recognize lower rental expense at the expected new corporate headquarters. The Company expects that in the aggregate, once complete, these actions will result in run-rate annual expense savings of approximately $4 million per year over the next ten years.

Schedule IV - Mortgage Loans on Real Estate

December 31, 2025

Asset Type	Number	Interest Rate	Maturity Date Range	Balance Sheet Reported Amount		Principal Amount of Loans Subject to Delinquent Principal or Interest
(Dollars in Thousands)
Residential Whole Loans
Original loan balance $0 - $149,999	7,378	0.00% - 18.00%	7/26/2016-6/1/2065	$739,276		$57,152
Original loan balance $150,000 - $299,999	7,449	1.70% - 14.63%	1/1/2017-6/1/2065	1,502,027		87,766
Original loan balance $300,000 - $449,999	3,564	0.00% - 13.40%	3/1/2023-9/1/2071	1,217,449		61,418
Original loan balance greater than $449,999	5,374	2.00% - 13.90%	11/30/2019-12/1/2065	5,361,308		298,934
	23,765			$8,820,060	(1)(2)	$505,270
(1)Excludes an allowance for loan losses of $9.7 million at December 31, 2025.
(2)The federal income tax basis is approximately $2.3 billion.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

The following table summarizes the changes in the carrying amounts of residential whole loans during the year ended December 31, 2025:

For the Year Ended December 31, 2025
(In Thousands)	Residential Whole Loans
Beginning Balance	$8,811,224
Additions during period:
Purchases and originations	$2,688,676
Reversal of provision for loan loss	959
Changes in fair value recorded in gain/(loss) on loans recorded at fair value	153,592
Deductions during period:
Repayments	$(2,440,525)
Loan sales and repurchases	(287,982)
Premium amortization/discount accretion, net	(7,441)
Impairment on carrying value loans	—
Transfer to REO	(108,149)
Ending Balance	$8,810,354

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
In connection with the preparation of this Annual Report on Form 10-K, management reviewed and evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2025, of the design and operation of the Company’s disclosure controls and procedures. Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2025. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (the “2013 COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page of this Annual Report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MFA Financial, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited MFA Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule IV – Mortgage Loans on Real Estate (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 20, 2026

Item 9B.  Other Information.

Not applicable.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2026 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about June 3, 2026. The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

Securities Authorized For Issuance Under Equity Compensation Plans

During 2025, we adopted the Equity Plan, as approved by our stockholders. The Equity Plan amended and restated our 2023 Equity Compensation Plan. (For a description of the Equity Plan, see Note 12(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2025:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
RSUs	4,171,698
Total	4,171,698		(2)	9,023,123	(3)
(1)All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price. At December 31, 2025, 2,807,126 RSUs were vested, 521,447 RSUs were subject to time based vesting and 843,125 RSUs will vest subject to achieving a market condition.
(3)Number of securities remaining available for future issuance under equity compensation plans excludes RSUs presented in the table which were issued and outstanding at December 31, 2025.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)         Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits beginning with “10.” are management contracts or compensatory plans or arrangements.

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

3.14    Articles Supplementary of the Company, dated August 13, 2025, designating the Company’s 7.50% Series B Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated August 15, 2025 (Commission File No. 1-13991)).

3.15    Articles Supplementary of the Company, dated August 13, 2025, designating the Company’s 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K, dated August 15, 2025 (Commission File No. 1-13991)).

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
10.6    Agreement, entered into as of February 21, 2024, by and between the Company and Michael C. Roper (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

10.7    Amended and Restated Agreement, entered into as of February 21, 2024, by and between the Company and Harold E. Schwartz (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (Commission File No. 1-13991)).

10.8    MFA Financial, Inc. Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 5, 2025 (Commission File No. 1-13991))

10.9    Senior Officers Deferred Bonus Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 12, 2008 (Commission File No. 1-13991)).

10.10    Fourth Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, as amended and restated through December 15, 2014 (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-13991)).

10.11    Form of Phantom Share Award Agreement (Vested Award) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

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

10.16    Summary Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-13991)).

10.17    Modification to Compensation Payable to the Non-Executive Chairman of the Board (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-13991)).

10.18    Modification to Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-13991)).

10.19    Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 19, 2020 (Commission File No. 1-13991)).

19.1    MFA Financial, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Form 10-K for the year ended December 31, 2024, filed on February 20, 2025 (Commission File No. 1-13991)).

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

101    Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) our Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) our Consolidated Statements of Comprehensive Income / (Loss) for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) the notes to our Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

(c)   Financial Statement Schedules required by Regulation S-X

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2025.

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

Date: February 20, 2026	MFA FINANCIAL, INC.
(Registrant)

	By	/s/	Michael Roper
Michael Roper
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 20, 2026	By	/s/	Craig L. Knutson
Craig L. Knutson
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 20, 2026	By	/s/	Michael Roper
Michael Roper
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 20, 2026	By	/s/	Bryan Doran
Bryan Doran
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 20, 2026	By	/s/	Laurie Goodman
Laurie Goodman
Chair of the Board and Director

Date: February 20, 2026	By	/s/	Robin Josephs
Robin Josephs
Director

Date: February 20, 2026	By	/s/	Lisa Polsky
Lisa Polsky
Director

Date: February 20, 2026	By	/s/	Christopher Small
Christopher Small
Director

Date: February 20, 2026	By	/s/	Sheila A. Stamps
Sheila A. Stamps
Director

Date: February 20, 2026	By	/s/	Richard C. Wald
Richard C. Wald
Director

