Form 10-Q
period 2026-03-31
MFA FINANCIAL, INC.
filed 2026-05-05
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026
or
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
101,596,232 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 30, 2026.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Residential whole loans, net ($7,739,814 and $7,717,007 held at fair value, respectively) (1)(2)	$8,783,700	$8,810,354
Securities, at fair value (2)	3,585,879	3,360,280
Cash and cash equivalents	221,573	213,211
Restricted cash	189,238	173,457
Other assets (2)	449,181	489,147
Total Assets	$13,229,571	$13,046,449

Liabilities:
Financing agreements ($5,920,250 and $5,956,057 held at fair value, respectively)	$11,117,578	$10,940,014
Other liabilities	332,636	278,740
Total Liabilities	$11,450,214	$11,218,754

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 12,050 and 12,050 shares authorized, respectively; 8,186 and 8,125 shares issued and outstanding, respectively ($204,643 and $203,132 aggregate liquidation preference, respectively)	$82	$81
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 16,650 and 16,650 shares authorized, respectively; 11,386 and 11,286 shares issued and outstanding, respectively ($284,648 and $282,148 aggregate liquidation preference, respectively)	114	113
Common stock, $0.01 par value; 866,300 and 866,300 shares authorized, respectively; 101,596 and 101,663 shares issued and outstanding, respectively	1,016	1,017
Additional paid-in capital, in excess of par	3,719,034	3,718,350
Accumulated deficit	(1,943,811)	(1,895,541)
Accumulated other comprehensive income	2,922	3,675
Total Stockholders’ Equity	$1,779,357	$1,827,695
Total Liabilities and Stockholders’ Equity	$13,229,571	$13,046,449
(1)Includes approximately $7.4 billion and $7.6 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at March 31, 2026 and December 31, 2025, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2026	2025
Interest Income:
Residential whole loans	$143,091	$151,310
Securities, at fair value	45,753	24,670
Other interest-earning assets	491	398
Cash and cash equivalent investments	2,591	4,127
Interest Income	$191,926	$180,505

Interest Expense:
Asset-backed and other collateralized financing arrangements	$127,811	$118,431
Other interest expense	4,925	4,537
Interest Expense	$132,736	$122,968

Net Interest Income	$59,190	$57,537

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$242	$(145)
Reversal/(Provision) for Credit Losses on Other Assets	—	—
Net Interest Income after Reversal/(Provision) for Credit Losses	$59,432	$57,392

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$(34,761)	$54,380
Impairment and other net gain/(loss) on securities and other portfolio investments	(38,270)	21,179
Net gain/(loss) on real estate owned	(2,981)	(1,508)
Net gain/(loss) on derivatives used for risk management purposes	30,726	(31,055)
Net gain/(loss) on securitized debt measured at fair value through earnings	19,845	(21,931)
Lima One mortgage banking income	7,660	5,437
Net realized gain/(loss) on residential whole loans held at carrying value	—	(539)
Other, net	1,896	(1,451)
Other Income/(Loss), net	$(15,885)	$24,512

Operating and Other Expense:
Compensation and benefits	$22,159	$23,257
Other general and administrative expense	12,154	10,291
Loan servicing, financing and other related costs	9,918	7,252
Amortization of intangible assets	300	800
Operating and Other Expense	$44,531	$41,600

Income/(loss) before income taxes	$(984)	$40,304
Provision for/(benefit from) income taxes	—	(872)
Net Income/(Loss)	$(984)	$41,176
Less Preferred Stock Dividend Requirement	$10,424	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$(11,408)	$32,957

Basic Earnings/(Loss) per Common Share	$(0.11)	$0.32
Diluted Earnings/(Loss) per Common Share	$(0.11)	$0.31
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended March 31,
(In Thousands)	2026	2025
Net income/(loss)	$(984)	$41,176
Other Comprehensive Income/(Loss):
Unrealized gains/(losses) on securities available-for-sale	(753)	(1,034)
Reclassification adjustment for securities sales included in net income/(loss)	—	(226)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—
Other Comprehensive Income/(Loss)	(753)	(1,260)
Comprehensive Income/(Loss) before preferred stock dividends	$(1,737)	$39,916
Dividends required on preferred stock	(10,424)	(8,219)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$(12,161)	$31,697
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2026
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	8,125	$81	11,286	$113	101,663	$1,017	$3,718,350	$(1,895,541)	$3,675	$1,827,695
Net Income/(Loss)	—	—	—	—	—	—	—	(984)	—	(984)
Issuance of preferred stock, net of expenses	61	1	100	1	—		3,425			3,427
Issuance of common stock, net of expenses	—	—	—	—	858	8	(9)	—	—	(1)
Repurchase of shares of common stock (1)	—	—	—	—	(925)	(9)	(9,028)	—	—	(9,037)
Equity based compensation expense	—	—	—	—	—	—	6,071	—	—	6,071
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	225	2,596	—	2,821
Dividends declared on common stock ($0.36 per share)	—	—	—	—	—	—	—	(36,574)	—	(36,574)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,821)	—	(3,821)
Dividends declared on Series C Preferred Stock ($0.57991 per share)	—	—	—		—	—	—	(6,603)	—	(6,603)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(2,884)	—	(2,884)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(753)	(753)
Balance at March 31, 2026	8,186	$82	11,386	$114	101,596	$1,016	$3,719,034	$(1,943,811)	$2,922	$1,779,357
(1)For the three months ended March 31, 2026 includes approximately $4.1 million (424,947 shares) surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2025
	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In Thousands, Except Per Share Amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	8,000	$80	11,000	$110	102,083	$1,021	$3,711,046	$(1,879,941)	$9,476	$1,841,792
Net Income/(Loss)	—	—	—	—	—	—	—	41,176	—	41,176
Issuance of preferred stock, net of expenses	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of expenses	—	—	—	—	1,081	11	(20)	—	—	(9)
Repurchase of shares of common stock (1)	—	—	—	—	(511)	(5)	(5,189)	—	—	(5,194)
Equity based compensation expense	—	—	—	—	—	—	5,791	—	—	5,791
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	1,296	431	—	1,727
Dividends declared on common stock ($0.36 per share)	—	—	—	—	—	—	—	(36,955)	—	(36,955)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(445)	—	(445)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,260)	(1,260)
Balance at March 31, 2025	8,000	$80	11,000	$110	102,653	$1,027	$3,712,924	$(1,883,953)	$8,216	$1,838,404
(1)For the three months ended March 31, 2025 includes approximately $4.9 million (482,079 shares) surrendered for tax purposes related to equity-based compensation awards.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,
(In Thousands)	2026	2025
Cash Flows From Operating Activities:
Net income/(loss)	$(984)	$41,176
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Net (gain)/loss on residential whole loans	32,092	(55,757)
Impairment and other net (gain)/loss on securities and other portfolio investments, net	38,271	(21,188)
Net (gain)/loss on real estate owned	3,029	1,497
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	3,151	741
Provision/(reversal of provision) for credit losses on residential whole loans and other assets	(241)	145
Net (gain)/loss on derivatives used for risk management purposes	(26,767)	44,842
Net (gain)/loss on securitized debt measured at fair value through earnings	(22,901)	18,575
Net margin received/(paid) for derivatives used for risk management purposes	13,485	(83,136)
Net other non-cash (gains)/losses included in net income	7,253	12,061
(Increase)/decrease in other assets	23,612	30,747
Increase/(decrease) in other liabilities	1,070	(4,267)
Net cash provided by/(used in) operating activities	$71,070	$(14,564)
Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(675,729)	$(607,825)
Proceeds from sales of residential whole loans	85,791	72,261
Principal payments on residential whole loans and loan related investments	551,547	586,807
Purchases of securities	(350,944)	(299,642)
Proceeds from sales of securities and other assets	1,561	2,617
Principal payments on securities	128,077	32,512
Proceeds from sales of real estate owned	26,287	24,308
Other investing activities	7,796	(62,584)
Net cash provided by/(used in) investing activities	$(225,614)	$(251,546)
Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(797,391)	$(406,558)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	1,057,410	699,300
Principal payments on other collateralized financing agreements	(813,830)	(444,264)
Proceeds from borrowings under other collateralized financing agreements	797,120	341,077
Payments made for other collateralized financing agreement related costs	(2,953)	(2,154)
Payments made for settlements and unwinds of Swaps	(6,759)	—
Proceeds from issuance of preferred stock, net of expenses	3,427	—
Proceeds from issuances of common stock, net of expenses	(10)	(20)
Payments made for the repurchase of common stock	(9,033)	(5,189)
Dividends paid on preferred stock	(10,424)	(8,219)
Dividends paid on common stock and dividend equivalents	(38,870)	(35,881)
Net cash provided by/(used in) financing activities	$178,687	$138,092
Net increase/(decrease) in cash, cash equivalents and restricted cash	$24,143	$(128,018)
Cash, cash equivalents and restricted cash at beginning of period	$386,668	$601,312
Cash, cash equivalents and restricted cash at end of period	$410,811	$473,294

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$132,301	$122,604

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$25,252	$25,448
Dividends and dividend equivalents declared and unpaid	$37,725	$37,400
Payable for unsettled investment purchases	$41,843	$31,048
Increase/(decrease) in right-of-use lease asset from lease modification	$(32,581)	$—
Increase/(decrease) in lease liability from lease modification	$(36,027)	$—
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

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

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations. Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2026 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2026 should not be construed as indicative of the results to be expected for the full year.

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
MARCH 31, 2026
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
MARCH 31, 2026
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
MARCH 31, 2026
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

Term Notes Backed by Mortgage Servicing Rights (“MSR”) Collateral
The Company had invested in term notes that are issued by special purpose vehicles (“SPV”) that acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. The Company considered payment of principal and interest on these term notes to be largely dependent on the cash flows generated by the underlying MSRs as this impacts the cash flows available to the SPV that issued the term notes. Credit risk borne by the holders of the term notes was also mitigated by structural credit support in the form of over-collateralization. Credit support was also provided by a corporate guarantee from the ultimate parent or sponsor of the SPV that was intended to provide for payment of interest and principal to the holders of the term notes if cash flows generated by the underlying MSRs were insufficient. During the second quarter of 2025, the term notes backed by MSR collateral were repaid in full.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
Allowance for Credit Losses

When the fair value of an AFS security is less than its amortized cost basis at the balance sheet date, the security is considered impaired. The Company assesses its impaired securities, as well as securities for which a credit loss allowance had been previously recorded, on at least a quarterly basis and determines whether any changes to the allowance for credit losses are required. If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize a writedown through charges to earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not expect to sell an impaired security, only the portion of the impairment related to credit losses is recognized through a loss allowance charged to earnings with the remainder recognized through AOCI on the Company’s consolidated balance sheets. Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings. Credit loss allowances are subject to reversal through earnings resulting from improvements in expected cash flows. The determination as to whether to record (or reverse) a credit loss allowance is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of future performance and cash flow projections. As a result, the timing and amount of losses constitute material estimates that are susceptible to significant change (see Note 4).

Balance Sheet Presentation

The Company’s securities pledged as collateral against financing agreements and derivatives are included on the consolidated balance sheets with the fair value of the securities pledged disclosed in Notes 6 and 5, respectively. Purchases and sales of securities are recorded on the trade date.

(d) Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less. Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company). The Company did not hold any cash pledged by its counterparties at March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $221.6 million and $213.2 million, respectively. At March 31, 2026 and December 31, 2025, the Company had $201.7 million and $181.3 million, respectively, of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e) Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, derivative financial instruments, consolidated securitization trusts and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements, derivative financial instrument counterparties and/or trust obligations or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements, Swaps and/or securitizations. The Company had aggregate restricted cash of $189.2 million and $173.5 million at March 31, 2026 and December 31, 2025, respectively (see Notes 5(e), 6 and 13).
(f) Goodwill & Intangible Assets

At March 31, 2026 and December 31, 2025, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $2.3 million and $2.6 million, respectively (net of amortization), primarily comprised of customer relationships (fully amortized as of June 30, 2025), non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through March 31, 2026, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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
MARCH 31, 2026
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

The Company has also entered into forward contracts in the Agency MBS “to-be-announced” market (“TBA securities”) for the purchase of a generic pool of Agency MBS at a predetermined price, face amount, issuer, coupon and maturity based on an agreed upon future date. The specific Agency MBS to be delivered per the contract are not known until shortly before the settlement date. These transactions in TBA securities are accounted for as derivative financial instruments because it is not probable that the Company will physically settle the contract. Prior to settlement, the Company may choose to move the settlement date to a later date or terminate the contract and purchase a specific pool of Agency MBS. The Company did not apply hedge accounting to its TBA securities. Accordingly, TBA securities were recorded on the Company’s balance sheets at fair value in Other assets, with realized and unrealized changes in fair value each period recorded in Other income, net in the Company’s consolidated statements of operations.

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
MARCH 31, 2026
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
(s) New Accounting Standards and Interpretations

As of March 31, 2026, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in the first quarter of 2026.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
3. Residential Whole Loans

Included on the Company’s consolidated balance sheets at March 31, 2026 and December 31, 2025 are approximately $8.8 billion and $8.8 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for loans that were 60 or more days delinquent at purchase.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at March 31, 2026 and December 31, 2025:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Non-QM loans	$559,568	$593,213	$4,971,820	$4,753,480	$5,531,388	$5,346,693
Business purpose loans:
Single-family rental loans	$81,553	$88,112	$1,115,056	$1,147,234	$1,196,609	$1,235,346
Single-family transitional loans (1) (2)	7,044	7,051	651,669	711,294	658,713	718,345
Multifamily transitional loans	—	—	406,610	489,637	406,610	489,637
Total Business purpose loans	$88,597	$95,163	$2,173,335	$2,348,165	$2,261,932	$2,443,328
Legacy RPL/NPL loans	405,158	414,676	544,276	564,340	949,434	979,016
Other loans	—	—	50,383	51,022	50,383	51,022
Allowance for Credit Losses	(9,437)	(9,705)	—	—	(9,437)	(9,705)
Total Residential whole loans	$1,043,886	$1,093,347	$7,739,814	$7,717,007	$8,783,700	$8,810,354
Number of loans	4,789	4,941	18,876	18,824	23,665	23,765
(1)Includes $293.2 million and $300.2 million of loans collateralized by new construction projects at origination as of March 31, 2026 and December 31, 2025, respectively.
(2)No loans were held-for-sale as of March 31, 2026 and December 31, 2025. There were no gains/(losses) on held-for-sale loans for three months ended March 31, 2026. As of March 31, 2025, $2.1 million of loans were held-for-sale and for the three months ended March 31, 2025, the Company recorded a $0.5 million loss on these loans resulting from the adjustment of their carrying value to the lower of cost of market.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
The following tables present additional information regarding the Company’s Residential whole loans:

March 31, 2026

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1) (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Days Past Due %
(Dollars In Thousands)									Past Due Days
								Current	30-59	60-89	90+
Non-QM loans	$5,529,980	$5,516,866	$5,523,570	6.73%	337	64%	739	$5,155,462	$144,082	$56,001	$168,025	4.1%
Business purpose loans:
Single-family rental	$1,195,847	$1,198,564	$1,207,006	6.32%	308	66%	740	$1,151,373	$23,905	$4,376	$27,352	2.6%
Single-family transitional (5)	657,557	658,032	673,850	10.24%	6	68%	751	547,992	19,455	16,980	89,423	15.8%
Multifamily transitional (5)	406,610	406,610	458,228	10.22%	1	83%	748	300,737	19,998	55,999	81,494	30.0%
Total business purpose loans	$2,260,014	$2,263,206	$2,339,084	8.22%		70%		$2,000,102	$63,358	$77,355	$198,269	11.8%
Legacy RPL/NPL loans	943,323	960,882	1,067,717	5.08%	243	53%	646	760,712	103,744	44,596	158,665	19.0%
Other loans	50,383	50,383	58,879	3.43%	305	63%	757	57,574	1,305	—	—	—%
Residential whole loans, total or weighted average	$8,783,700	$8,791,337	$8,989,250	6.92%		64%		$7,973,850	$312,489	$177,952	$524,959	7.8%

December 31, 2025

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1) (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Days Past Due %
(Dollars In Thousands)									Past Due Days
								Current	30-59	60-89	90+
Non-QM loans	$5,344,968	$5,332,533	$5,322,321	6.74%	337	64%	738	$4,929,485	$170,509	$47,154	$175,173	4.2%
Business purpose loans:
Single-family rental	$1,234,428	$1,237,464	$1,246,745	6.34%	311	66%	740	$1,193,041	$22,309	$4,165	$27,230	2.5%
Single-family transitional (5)	717,303	717,702	732,059	10.31%	6	69%	750	599,798	48,180	2,535	81,546	11.5%
Multifamily transitional (5)	489,637	489,637	531,804	10.17%	1	64%	749	399,686	44,523	32,905	54,690	16.5%
Total Business purpose loans	$2,441,368	$2,444,803	$2,510,608	8.31%		66%		$2,192,525	$115,012	$39,605	$163,466	8.1%
Legacy RPL/NPL loans	972,996	992,120	1,097,698	5.09%	245	54%	646	757,826	125,621	47,620	166,631	19.5%
Other loans	51,022	51,022	59,283	3.43%	308	63%	757	59,283	—	—	—	—%
Residential whole loans, total or weighted average	$8,810,354	$8,820,478	$8,989,910	6.98%		64%		$7,939,119	$411,142	$134,379	$505,270	7.1%
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
(2)For the quarter ended March 31, 2026, the gross coupon was 6.86% for Non-QM loans, 6.35% for Single-family rental loans, 10.25% for Single-family transitional loans, 10.23% for Multifamily transitional loans, and 5.09% for Legacy RPL/NPL loans. For the quarter ended December 31, 2025, the gross coupon was 6.88% for Non-QM loans, 6.37% for Single-family rental loans, 10.32% for Single-family transitional loans, 10.18% for Multifamily transitional loans, and 5.10% for Legacy RPL/NPL loans.
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
(5)For Single-family and Multifamily transitional loans that are less than 90 days delinquent, the LTV presented is generally the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans that are 90 or more days delinquent, as well as certain performing loans for which an after repaired valuation was not available, the LTV presented is the ratio of the current unpaid principal balance of the loan to the estimated as-is value of the collateral securing the related loan as of the most recent date available, which may be the origination date.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
Sales of Residential Whole Loans
During the first quarter of 2026, Residential whole loans with an unpaid principal balance of $78.9 million were sold, realizing gains, before the impact of economic hedging gains/losses and the reversal of previously recognized unrealized gains, of $2.7 million. Upon sale, the Company reversed $1.2 million of previously recognized unrealized gains, resulting in a net gain on sale of $1.5 million during the first quarter of 2026.
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

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential whole loans, at carrying value:

	Three Months Ended March 31, 2026
(In Thousands)	Non-QM loans	Single-family rental loans	Single-family transitional loans (1)	Legacy RPL/NPL loans (2)	Totals
Allowance for credit losses at December 31, 2025	$1,725	$918	$1,042	$6,020	$9,705
Current provision/(reversal)	(317)	(156)	114	118	(241)
Write-offs	—	—	—	(27)	(27)
Allowance for credit losses at March 31, 2026	$1,408	$762	$1,156	$6,111	$9,437

	Three Months Ended March 31, 2025
(In Thousands)	Non-QM loans	Single-family rental loans	Single-family transitional loans (1)	Legacy RPL/NPL loans (2)	Totals
Allowance for credit losses at December 31, 2024	$2,125	$366	$1,389	$6,785	$10,665
Current provision/(reversal)	(197)	614	(88)	(184)	145
Write-offs	—	—	(436)	(180)	(616)
Allowance for credit losses at March 31, 2025	$1,928	$980	$865	$6,421	$10,194
(1)Includes $3.8 million and $11.0 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2026 and 2025, respectively.
(2)Includes $26.7 million and $37.0 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2026 and 2025, respectively.

Estimates of credit losses under credit losses on financial instruments (“CECL”) are highly sensitive to changes in assumptions, and current economic conditions have increased the difficulty of accurately forecasting future conditions.
The carrying value of Residential whole loans on nonaccrual status as of March 31, 2026 and December 31, 2025 was $584.8 million and $579.9 million, respectively. During the three months ended March 31, 2026, the Company recognized $2.7 million of interest income on loans on nonaccrual status, including $1.8 million on its portfolio of loans which were non-performing at acquisition. At March 31, 2026 and December 31, 2025, there were approximately $25.0 million and $25.7 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.
During the three months ended March 31, 2026, the Company granted one loan modification in its carrying value loan portfolio which gave the borrower an interest rate reduction. The interest rate reduction was 3.05%. As of March 31, 2026, the carrying value of this loan was approximately $0.11 million. As of March 31, 2026, this modification was not delinquent for more than 30 days.
During the past 12 months, the Company granted five loan modifications in its carrying value loan portfolio, which gave borrowers term extensions, with one of them including an interest rate reduction. The average increase in weighted average life was 2 months, and the interest rate reduction was 3.05%. As of March 31, 2026, the carrying value of these loans was approximately $0.50 million. As of March 31, 2026, only one of these loans was 120+ days delinquent.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
The following table presents certain additional credit-related information regarding our Residential whole loans, at carrying value:

	Amortized Cost Basis by Origination Year and LTV Bands
(In Thousands)	2026 - 2022	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$554,905	$554,905
LTV > 80% (1)	—	4,663	4,663
Total Non-QM loans	$—	$559,568	$559,568
Three Months Ended March 31, 2026 Gross write-offs	$—	$—	$—
Business purpose loans
LTV <= 80% (1)	$—	$86,449	$86,449
LTV > 80% (1)	—	2,148	2,148
Total Business purpose loans	$—	$88,597	$88,597
Three Months Ended March 31, 2026 Gross write-offs	$—	$—	$—
Legacy RPL/NPL loans
LTV <= 80% (1)	$—	$362,741	$362,741
LTV > 80% (1)	—	42,417	42,417
Total Legacy RPL/NPL loans	$—	$405,158	$405,158
Three Months Ended March 31, 2026 Gross write-offs	$—	$27	$27
Total LTV <= 80% (1)	$—	$1,004,095	$1,004,095
Total LTV > 80% (1)	—	49,228	49,228
Total Residential whole loans, at carrying value	$—	$1,053,323	$1,053,323
Three Months Ended March 31, 2026 Total Gross write-offs	$—	$27	$27
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

The following table presents vintage information regarding our Residential whole loans, at fair value:

	Fair Value by Origination Year
(In Thousands)	2026	2025	2024	2023	2022	Prior	Total
Non-QM loans	$276,125	$1,748,183	$859,328	$494,540	$501,547	$1,092,097	$4,971,820
Single-family rental loans	60,283	2,467	38,899	208,025	477,377	328,005	1,115,056
Single-family transitional loans	61,404	339,121	147,913	86,221	13,704	3,306	651,669
Multifamily transitional loans	—	—	50,308	154,758	135,064	66,480	406,610
Legacy RPL/NPL loans	—	—	—	—	—	544,276	544,276
Other loans	—	—	—	—	—	50,383	50,383
Total Residential whole loans, at fair value	$397,812	$2,089,771	$1,096,448	$943,544	$1,127,692	$2,084,547	$7,739,814

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
The following table presents realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO, recognized in Other, net:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Non-QM loans	$(151)	$(137)
Single-family rental loans	(27)	(1,196)
Single-family transitional loans	(3,325)	(2,173)
Multifamily transitional loans	(347)	(169)
Legacy RPL/NPL loans	(523)	(56)
Other loans	—	—
Total Residential whole loans	$(4,373)	$(3,731)
The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	March 31, 2026
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Non-QM loans	$219,769	$224,026	65%
Business purpose loans:
Single-family rental loans	$30,163	$31,728	68%
Single-family transitional loans	92,333	106,403	82%
Multifamily transitional loans	85,748	137,493	126%
Total Business purpose loans	$208,244	$275,624
Legacy RPL/NPL loans	185,018	203,261	59%
Other loans	—	—	—%
Total Residential whole loans	$613,031	$702,911

	December 31, 2025
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Non-QM loans	$218,793	$222,327	64%
Business purpose loans:
Single-family rental loans	$29,967	$31,395	68%
Single-family transitional loans	70,821	84,081	83%
Multifamily transitional loans	54,884	87,595	68%
Total Business purpose loans	$155,672	$203,071
Legacy RPL/NPL loans	197,511	214,251	60%
Other loans	—	—	—%
Total Residential whole loans	$571,976	$639,649
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
The following tables present the components of interest income on the Company’s Residential whole loans:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In Thousands)	2026	2025	2026	2025	2026	2025
Non-QM loans	$8,185	$10,086	$73,354	$55,178	$81,539	$65,264
Business purpose loans:
Single-family rental loans	$1,635	$1,900	$17,878	$20,497	$19,513	$22,397
Single-family transitional loans	(60)	1,714	15,614	24,104	15,554	25,818
Multifamily transitional loans	—	—	8,449	19,954	8,449	19,954
Total Business purpose loans	$1,575	$3,614	$41,941	$64,555	$43,516	$68,169
Legacy RPL/NPL loans	6,409	7,042	11,164	10,337	17,573	17,379
Other loans	—	—	463	498	463	498
Total Residential whole loans	$16,169	$20,742	$126,922	$130,568	$143,091	$151,310

The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Non-QM loans	$(19,385)	$45,196
Business purpose loans:
Single-family rental loans	$1,451	$17,831
Single-family transitional loans	(2,106)	(9,149)
Multifamily transitional loans	(9,936)	(1,935)
Total Business purpose loans	$(10,591)	$6,747
Legacy RPL/NPL loans	(4,573)	949
Other loans	(212)	1,488
Total Residential whole loans	$(34,761)	$54,380

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
4. Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

The following table presents certain information regarding the composition of the Company’s Agency MBS portfolio:
March 31, 2026

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
4.50% Coupon	$53,397	97.9%	96.7%	$51,632	7	—%
5.00% Coupon	1,070,668	99.6%	98.9%	1,058,649	7	3.8%
5.50% Coupon	2,144,718	100.3%	100.8%	2,161,061	14	13.5%
6.00% Coupon	247,077	100.1%	102.3%	252,877	29	22.3%
6.50% Coupon	4,996	101.0%	103.8%	5,186	28	17.6%
Total	$3,520,856	100.1%	100.2%	$3,529,405	13	11.5%
December 31, 2025

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$859,115	99.5%	100.1%	$860,163	5	4.1%
5.50% Coupon	2,123,143	100.2%	101.7%	2,159,949	12	15.0%
6.00% Coupon	269,129	100.1%	103.1%	277,489	26	18.1%
6.50% Coupon	5,373	101.0%	104.3%	5,603	25	8.2%
Total	$3,256,760	100.0%	101.4%	$3,303,204	11	12.9%
(1)Reflects the average of the one month CPR for the number of months the security was held during the most recent three month period.

Term Notes Backed by MSR Collateral

During the second quarter of 2025, the term notes backed by MSR collateral were repaid in full. Prior to repayment, the Company had term notes issued by SPVs that had acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes was considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.
CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. At March 31, 2026 and December 31, 2025, the Company had $34.6 million and $34.9 million, respectively, of CRT securities. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At March 31, 2026, and December 31, 2025, the Company had $21.8 million and $22.1 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency Eligible investor loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
The following tables present certain information about the Company’s Agency MBS and other Securities:

March 31, 2026

(In Thousands)	Principal/Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$3,520,856	$15,445	$(13,919)	$—	$3,522,382	$21,538	$(14,515)	$7,023	$3,529,405
Other Securities (2)(3)(4)	59,645	4,669	(4,516)	(7,191)	52,607	4,235	(368)	3,867	56,474
Total residential mortgage securities (2)(3)(4)	$3,580,501	$20,114	$(18,435)	$(7,191)	$3,574,989	$25,773	$(14,883)	$10,890	$3,585,879

December 31, 2025

(In Thousands)	Principal/Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$3,256,760	$13,996	$(13,070)	$—	$3,257,686	$45,539	$(21)	$45,518	$3,303,204
Other Securities (2)(3)(4)	59,919	4,009	(4,657)	(7,191)	52,080	5,231	(235)	4,996	57,076
Total residential mortgage securities (2)(3)(4)	$3,316,679	$18,005	$(17,727)	$(7,191)	$3,309,766	$50,770	$(256)	$50,514	$3,360,280
(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at March 31, 2026 includes CRT securities with a fair value of $21.5 million for which the fair value option has been elected. Such securities had approximately $0.7 million gross unrealized gains and no gross unrealized losses at March 31, 2026. Amounts disclosed at December 31, 2025 include CRT securities with a fair value of $21.7 million for which the fair value option has been elected. Such securities had approximately $0.9 million gross unrealized gains and no gross unrealized losses at December 31, 2025.
(4)Amounts disclosed at March 31, 2026 include Non-Agency MBS with a fair value of $21.8 million for which the fair value option has been elected. Such securities had approximately $0.6 million gross unrealized gains and $0.4 million gross unrealized losses at March 31, 2026. Amounts disclosed at December 31, 2025 include Non-Agency MBS with a fair value of $22.1 million for which the fair value option has been elected. Such securities had approximately $0.6 million gross unrealized gains and $0.2 million gross unrealized losses at December 31, 2025.
Sales of Residential Mortgage Securities

During the first quarter of 2026, the Company did not sell any of its residential mortgage securities.

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
Impairment and Other Net Gain/(Loss) on Securities and Other Portfolio Investments

The following table presents the components of Impairment and other net gain/(loss) on securities and other portfolio investments, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Net unrealized gain/(loss) on securities	$(38,871)	$20,201
Net realized gain/(loss) from the sale of securities	—	234
Impairment of securities	—	—
Total Impairment and other net gain/(loss) on securities	(38,871)	20,435
Net unrealized gain/(loss) on other portfolio investments	3,427	753
Net realized gain/(loss) on other portfolio investments	(2,826)	(9)
Reversal of impairment/(impairment) other portfolio investments	—	—
Total Impairment and other net gain/(loss) on securities and other portfolio investments	$(38,270)	$21,179

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities (whose changes in fair value are recorded through OCI) at March 31, 2026.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three months ended March 31, 2026 and 2025.
Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities (whose changes in fair value are recorded through OCI) on its AOCI:

	Three Months Ended March 31,
(In Thousands)	2026	2025
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$3,675	$9,476
Unrealized gain/(loss) on securities available-for-sale	(753)	(1,034)
Reclassification adjustment for MBS sales included in net income	—	(226)
Change in AOCI from AFS securities	(753)	(1,260)
Balance at end of period	$2,922	$8,216

Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Agency MBS
Coupon interest	$44,406	$20,919
Effective yield adjustment (1)(2)	(289)	1
Interest income	$44,117	$20,920
Other MBS
Coupon interest	$834	$1,528
Effective yield adjustment (1)(2)	802	127
Interest income	$1,636	$1,655
Term notes backed by MSR collateral
Coupon interest	$—	$1,093
Effective yield adjustment (2)	—	1,002
Interest income	$—	$2,095
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
5. Other Assets

The following table presents the components of the Company’s Other assets at March 31, 2026 and December 31, 2025:

(In Thousands)	March 31, 2026	December 31, 2025
REO	$138,651	$135,035
Commercial REO	12,237	19,885
Goodwill	61,076	61,076
Intangibles, net (1)	2,300	2,600
Capital contributions made to loan origination partners	20,587	20,182
Commercial loans	4,510	6,079
Interest receivable	109,773	111,118
Other loan related receivables	8,072	8,874
Lease right-of-use asset (2)	9,604	42,810
Other	82,371	81,488
Total Other Assets	$449,181	$489,147
(1)Net of aggregate accumulated amortization of $25.7 million and $25.4 million as of March 31, 2026 and December 31, 2025, respectively.
(2)An estimated incremental borrowing rate of 6.5% and 7.5% was used in connection with the Company’s primary operating lease as of March 31, 2026 and December 31, 2025, respectively, and an estimated incremental borrowing rate of 8.0% was used in connection with Lima One’s headquarters lease (see Notes 2 and 9).
(a) Real Estate Owned and Commercial REO

The following table summarizes the aggregate carrying value of REO properties by loan source prior to foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement.

(Dollars In Thousands)	March 31, 2026	December 31, 2025
Non-QM loans	$12,192	$12,066
Business purpose loans	79,791	80,822
Legacy RPL/NPL loans	46,668	42,147
Total	$138,651	$135,035
Number of properties	302	322
At March 31, 2026, $138.7 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $42.5 million of residential whole loans held at carrying value and $216.0 million of residential whole loans held at fair value at March 31, 2026.

The following table presents the activity in the Company’s REO for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars In Thousands)	2026	2025
Balance at beginning of period	$135,035	$130,854
Adjustments to record at lower of cost or fair value	(4,018)	(3,213)
Transfer from residential whole loans (1)	25,252	25,448
Purchases and capital improvements, net	25	136
Disposals and other (2)	(17,643)	(22,591)
Balance at end of period	$138,651	$130,634
Number of properties	302	402
(1)During the three months ended March 31, 2026 and 2025, the Company recognized $(0.2) million and $0.0 million of gains/(losses), respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO.
(2)During the three months ended March 31, 2026 and 2025, the Company sold 68 and 94 REO properties for consideration of $18.2 million and $24.2 million, realizing net gains of approximately $0.6 million and $1.7 million, respectively. These amounts are included in Other Income/(Loss), net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
Commercial REO

In the third quarter of 2024, the Company received 75% and 49% interests, respectively, in two VIEs through foreclosure of a multifamily property and a senior living facility underlying delinquent commercial mortgage loans. Each of these entities was determined to be a VIE but the Company was not determined to be the primary beneficiary; as a result, the investments in the entities are considered equity method investments. Each entity accounts for its respective commercial REO property (the “Commercial REO”) similarly to the manner in which the Company accounts for its residential REO. The entities generally do not own any other significant assets or carry any significant liabilities, except that the two entities contain properties encumbered by third-party financing. As of December 31, 2025, one property was considered held-for-investment and one property was considered held-for-sale. During the three months ended March 31, 2026, the senior living facility property considered held-for-sale was sold for net proceeds of $17.4 million, with the Company’s share of the net realized gain totaling $0.4 million.

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
The amortization period for each of the finite lived intangible assets and the activity for the three months ended March 31, 2026 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2025	Amortization Three months ended March 31, 2026	Carrying Value at March 31, 2026	Amortization Period (Years) (1)
Trademarks / Trade Names	$2,200	$(100)	$2,100	10
Internally Developed Software	400	(200)	200	5
Total Identified Intangibles	$2,600	$(300)	$2,300
(1)Amortization is calculated on a straight-line basis over the amortization period.
(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At March 31, 2026, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $20.6 million, including $5.5 million of common equity (including partnership interests) and $15.1 million of preferred equity.

During the three months ended March 31, 2026 and 2025, there were no impairment charges recorded by the Company on its investments in loan origination partners.

Prior to December 31, 2024, the Company had elected to account for certain of these investments pursuant to the fair value option, where changes in estimated fair value were recorded on the statement of operations. Such changes in estimated fair value resulted in gains (losses) being recorded of $0.4 million and $0.8 million during the three months ended March 31, 2026 and 2025, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(d) Commercial Mortgage Loans

As of December 31, 2025, the Company owned two participations in commercial mortgage bridge loans, which are accounted for at fair value under the fair value option, and are classified as Level 3 fair value measurements in the fair value hierarchy. Each of the participations is 75% of the total UPB of the related loans and the remaining interest in each loan was retained by the originator of such loan. The commercial mortgage loans are collateralized by one multifamily property and one office property. The commercial mortgage loans are first liens and bear variable interest rates. During the three months ended March 31, 2026, the commercial mortgage loan secured by the office property was sold for $1.6 million, realizing losses, before the impact of the reversal of previously recognized unrealized losses, of $2.8 million. Upon sale, the Company reversed $3.0 million of previously recognized unrealized losses, resulting in a net gain on sale of $0.2 million. Only the commercial mortgage loan secured by the multifamily property remains as of March 31, 2026.
The following table presents certain additional information about the Company’s commercial mortgage loans as of March 31, 2026 and December 31, 2025:

(Dollars In Thousands)	Fair Value / Carrying Value	UPB	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	UPB 60+ Days Delinquent	Weighted Average LTV Ratio
Commercial Loans - March 31, 2026	$4,510	$4,510	10.58%	0	$4,510	80%
Commercial Loans - December 31, 2025	$6,079	$9,385	10.60%	0	$9,385	189%
(1)Commercial Loans contain contractual features which increase the loan’s interest rate following an event of default. The weighted average coupon presented is calculated based on each loan’s coupon rate without regard to post-default rate adjustments.
(e) Derivative Instruments

Swaps

The Company’s derivative instruments include both interest rate swap agreements and ERIS swap futures, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At March 31, 2026, none of the Company’s Swaps were designated as hedges for accounting purposes.

Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero.

The following table presents the assets pledged as collateral against the Company’s Swaps:

(In Thousands)	March 31, 2026	December 31, 2025
Agency MBS, at fair value	$30,693	$32,015
Restricted Cash	31,683	24,317

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
As of March 31, 2026, the Company had Swaps with an aggregate notional amount of $5.2 billion and an average maturity of approximately 49 months with a maximum term of approximately 120 months. The following table presents information about the Company’s Swaps at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Maturity (1)	Notional Amount (2)	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (3)	Notional Amount (2)	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (3)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$—	—%	—%
Over 30 days to 3 months	—	—	—	—	—	—
Over 3 months to 6 months	—	—	—	—	—	—
Over 6 months to 12 months	1,300,000	1.42	3.68	450,000	1.12	3.87
Over 12 months to 24 months	215,000	2.93	3.68	1,065,000	1.85	3.87
Over 24 months to 36 months	415,000	3.24	3.68	341,500	3.23	3.87
Over 36 months to 48 months	332,800	2.96	3.68	332,800	2.96	3.87
Over 48 months to 60 months	1,710,200	3.32	3.68	1,463,900	3.36	3.87
Over 60 months to 72 months	—	—	—	—	—	—
Over 72 months	1,192,600	3.48	3.68	827,300	3.36	3.87
Total Swaps	$5,165,600	2.83%	3.68%	$4,480,500	2.74%	3.87%
(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)As of March 31, 2026, the aggregate notional amounts of Swaps include $2.1 billion of interest rate swap agreements and $3.1 billion of ERIS swap futures. As of December 31, 2025, the aggregate notional amounts of Swaps include $2.1 billion of interest rate swap agreements and $2.4 billion of ERIS swap futures.
(3)Reflects the benchmark variable rate due from the counterparty at the date presented. This rate adjusts daily based on SOFR.
Impact of Derivative Instruments on Earnings

The following table presents the components of Net gain/(loss) on derivatives used for risk management purposes, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Income on Swaps variable receive leg	$43,409	$34,078
Expense on Swaps fixed pay leg	(32,365)	(18,824)
Unrealized mark-to-market gain/(loss)	26,767	(44,842)
Net price alignment expense on margin collateral received	(326)	(1,467)
Realized gain/(loss) on terminated Swaps	(6,759)	—
Total Net gain/(loss) on derivatives used for risk management purposes	$30,726	$(31,055)
TBA Securities
The Company entered into long positions in certain TBA securities in order to acquire Agency MBS. The table below summarizes open long positions in TBA securities as of March 31, 2026, which had an aggregate value of $1.3 million and were included in Other assets on the Company’s consolidated balance sheets. The Company did not have any open positions in TBA securities at December 31, 2025. During the three months ended March 31, 2026, the Company recognized a $1.3 million unrealized gain in Other income/(loss) related to changes in fair value.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Notional Amount	Settlement Date	Notional Amount	Settlement Date
TBA Security
MBS 30 year 5.0% coupon	$150,000	4/13/2026	$—	—
MBS 30 year 5.5% coupon	$150,000	4/13/2026	$—	—

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
6. Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at March 31, 2026 and December 31, 2025:

	March 31, 2026
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,432,645	$1,432,214	5.44%	9.9
Agreements with mark-to-market collateral provisions	Securities	3,140,730	3,140,730	3.85%	0.5
Total Agreements with mark-to-market collateral provisions		$4,573,375	$4,572,944	4.36%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	64,576	64,570	5.82%	11.8
Securitized debt	Residential whole loans	6,332,739	6,271,123	5.02%	See Note 14
Other secured financing (3)	Other	23,713	23,713	5.99%	51.5
8.875% Senior Notes due 2029	Unsecured	115,000	112,246	9.83%	34.6
9.00% Senior Notes due 2029	Unsecured	75,000	72,982	9.94%	40.5
Impact of net Swap carry				(0.40)%
Total Financing agreements (2)		$11,184,403	$11,117,578	4.44%

	December 31, 2025
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,332,593	$1,331,967	5.72%	11.4
Agreements with mark-to-market collateral provisions	Securities	2,980,762	2,980,762	4.18%	0.4
Total Agreements with mark-to-market collateral provisions		$4,313,355	$4,312,729	4.71%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	82,019	82,016	6.44%	14.5
Securitized debt	Residential whole loans	6,377,576	6,336,462	5.10%	See Note 14
Other secured financing (3)	Other	23,908	23,908	6.40%	54.4
8.875% Senior Notes due 2029	Unsecured	115,000	112,041	9.83%	37.5
9.00% Senior Notes due 2029	Unsecured	75,000	72,858	9.94%	43.5
Impact of net Swap carry				(0.54)%
Total Financing agreements (2)		$10,986,858	$10,940,014	4.51%
(1)The Company has both financing agreements held at fair value and financing agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At March 31, 2026, the Company had $82.1 million of agreements with mark-to-market collateral provisions held at fair value, $32.4 million of agreements with non-mark-to-market collateral provisions held at fair value, and $5.8 billion of securitized debt held at fair value, with amortized cost basis of $82.1 million, $32.4 million, and $5.8 billion, respectively. At December 31, 2025, the Company had $61.1 million of agreements with mark-to-market collateral provisions held at fair value, $48.2 million of agreements with non-mark-to-market collateral provisions held at fair value, and $5.8 billion of securitized debt held at fair value, with amortized cost basis of $61.1 million, $48.2 million, and $5.9 billion, respectively.
(2)Weighted average cost of funding reflects annualized quarter-to-date interest expense (inclusive of the amortization of deferred financing costs) divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net Swap carry (the difference between Swap interest income received and Swap interest expense paid) on the Company’s Swaps. For the three months ended March 31, 2026, this decreased the overall funding cost by 40 basis points, and for the three months ended December 31, 2025, this decreased the overall funding cost by 54 basis points. The Company does not allocate the impact of the net Swap carry by type of financing agreement.
(3)Up to $20 million of the unpaid principal balance is subject to a 60-day call period at the counterparty’s option.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of March 31, 2026
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential whole loans	$456,595	$356,842	$261,435	$357,773	$1,432,645
Agreements with mark-to-market collateral provisions	Securities	3,140,730	—	—	—	3,140,730
Total Agreements with mark-to-market collateral provisions		3,597,325	356,842	261,435	357,773	4,573,375
Agreements with non-mark-to-market collateral provisions	Residential whole loans	14,073	—	18,135	32,368	64,576
(1)$3.5 billion of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an agreement with mark-to-market collateral provisions with $275.6 million outstanding. The longest maturity date is approximately 30 months.

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at March 31, 2026 and December 31, 2025:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Mark-to-market financing agreements secured by residential whole loans (1)	$1,402,884	$1,308,661
Fair value of residential whole loans pledged as collateral under financing agreements	$1,748,101	$1,642,252
Weighted average haircut on residential whole loans (2)	19.73%	20.28%
Mark-to-market financing agreements secured by securities at fair value	$3,140,730	$2,980,762
Securities at fair value pledged as collateral under financing agreements	$3,288,239	$3,107,405
Weighted average haircut on securities at fair value (2)	3.79%	3.82%
Mark-to-market financing agreements secured by real estate owned	$29,330	$23,307
Fair value of real estate owned pledged as collateral under financing agreements	$46,687	$41,072
Weighted average haircut on real estate owned (2)	37.14%	42.24%
(1)Includes an aggregate of $396.0 million and $466.9 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $497.6 million and $600.0 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of March 31, 2026 and December 31, 2025, respectively.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the amount borrowed.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at March 31, 2026 and December 31, 2025:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Non-mark-to-market financing secured by residential whole loans	$64,570	$82,016
Fair value of residential whole loans pledged as collateral under financing agreements	$84,099	$115,326
Weighted average haircut on residential whole loans	23.21%	28.88%
Non-mark-to-market financing secured by real estate owned	$—	$—
Fair value of real estate owned pledged as collateral under financing agreements	$—	$—
Weighted average haircut on real estate owned	—%	—%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements including securitized debt, of $19.5 million and $25.5 million at March 31, 2026 and December 31, 2025, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$4,637,951	4.32%	$4,395,375	4.49%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$4,637,951	4.32%	$4,395,375	4.49%

(a) Other Information on Financing Agreements

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 16 and 16 counterparties at March 31, 2026 and December 31, 2025, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2026:

	March 31, 2026
Counterparty	Amount at Risk (1)	Weighted Average Months to Maturity	Percent of Stockholders’ Equity
(Dollars in Thousands)
Wells Fargo	$124,957	3	7.02%
Barclays	117,225	2.7	6.59%
(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.

(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1)	Total
Assets:
Residential whole loans (2)	$7,410,840	$84,099	$1,251,321	$8,746,260
Securities, at fair value	—	—	3,288,239	3,288,239
Other assets: REO	54,922	—	41,309	96,231
Total	$7,465,762	$84,099	$4,580,869	$12,130,730

	December 31, 2025
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1)	Total
Assets:
Residential whole loans (2)	$7,605,654	$115,326	$1,043,363	$8,764,343
Securities, at fair value	—	—	3,107,405	3,107,405
Other assets: REO	52,370	—	37,002	89,372
Total	$7,658,024	$115,326	$4,187,770	$11,961,120
(1)An aggregate of $29.6 million and $27.0 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financing agreements had also been pledged as of March 31, 2026 and December 31, 2025, respectively.
(2)Includes an aggregate of $396.0 million and $466.9 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $497.6 million and $600.0 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of March 31, 2026 and December 31, 2025, respectively.
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
MARCH 31, 2026
Certain of the Company’s financing arrangements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction. In the Company’s consolidated balance sheets, all balances associated with repurchase agreements are presented on a gross basis.

7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at March 31, 2026 and December 31, 2025:

(In Thousands)	March 31, 2026	December 31, 2025
Payable for unsettled investment purchases	$41,843	$—
Dividends and dividend equivalents payable	37,725	37,136
Lease liability	16,240	53,431
Accrued interest payable	36,218	36,369
Accrued expenses and other	200,610	151,804
Total Other Liabilities	$332,636	$278,740
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

In addition, the Company has elected to treat certain of its subsidiaries as TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Given that a portion of the Company’s business is conducted through one or more TRS, the net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 25% of the value of the Company’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP.

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of March 31, 2026, December 31, 2025 or March 31, 2025. As of the date of this filing, the Company’s tax returns for tax years 2022 through 2024 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at March 31, 2026 and December 31, 2025 are presented in the following table:

(In Thousands)	March 31, 2026	December 31, 2025
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$107,395	$104,004
Unrealized mark-to-market, impairments and loss provisions	17,640	17,602
Other realized / unrealized treatment differences	(41,822)	(39,080)
Total deferred tax assets	83,213	82,526
Less: valuation allowance	(83,213)	(82,526)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at March 31, 2026 is dependent on several factors, including generating sufficient taxable income to utilize net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

No net deferred tax benefit was recorded by the Company for the three months ended March 31, 2026 and 2025, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At March 31, 2026, the Company’s federal NOL carryforward from prior years was $410.1 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The following table summarizes the Company’s income tax provision/(benefit) primarily recorded at the Company’s domestic TRS entities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Current provision/(benefit)
Federal	$—	$(724)
State	—	(148)
Total current provision/(benefit)	—	(872)
Deferred provision/(benefit)
Federal	—	—
State	—	—
Total deferred provision/(benefit)	—	—
Total provision/(benefit)	$—	$(872)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at March 31, 2026 and 2025:

	Three months ended
	March 31, 2026		March 31, 2025
(Dollars in Thousands)	Amount	Percentage	Amount	Percentage
U.S. Federal statutory tax rate	(207)	21.0%	8,464	21.0%
State and local taxes, net of federal income tax effect (1)	—	—%	148	0.4%
Changes in valuation allowances	569	(57.9)%	8,558	21.2%
Nontaxable or nondeductible items
REIT GAAP income or loss not subject to federal income tax	(1,547)	157.2%	(6,514)	(16.2)%
VIE income or loss	1,584	(161.0)%	(6,391)	(15.9)%
TRS permanent differences	16	(1.6)%	168	0.4%
Basis difference in contributed assets to subsidiaries	(408)	41.4%	(5,383)	(13.4)%
Other adjustments	(7)	0.9%	78	0.2%
Effective tax rate	—	—%	(872)	(2.2)%
(1)No jurisdictions materially contributed to the majority (greater than 50%) of the net tax effect in this category for 2026. The jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Maine, Minnesota, New Jersey, and Pennsylvania for 2025.
The amount of cash taxes paid by (refunded to) the Company by jurisdiction for the three months ended:

Three months ended
(In Thousands)	March 31, 2026
Federal	$—
Other states	—
Total cash taxes paid (refunded)	$—
9. Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the three months ended March 31, 2026 and 2025, the Company recorded an expense in connection with this lease of approximately $0.9 million and $1.3 million, respectively. In February 2026, the Company entered into an agreement with the landlord for the current corporate headquarters to accelerate the contractual expiration of its lease with 30 days’ notice or by November 30, 2026. The Company did not pay any early termination fee in connection with this agreement. As of March 2026, in connection with the lease modification, the Company modified the right-of-use assets and lease obligations and recognized a gain of approximately $3.4 million, and recognized accelerated depreciation expense related to the remaining undepreciated tenant improvements at the Company’s current corporate headquarters totaling approximately $2.4 million for the three months ended March 31, 2026.

In February 2026, the Company entered into a ten-year lease agreement for new corporate headquarters office space located in New York City, with an expected lease commencement date in the fourth quarter of 2026, and expected future annual rental expense of approximately $1.8 million.

Additionally, in December 2024, Lima One executed a new office lease for its headquarters in Greenville, South Carolina. Lima One moved into the new office space on July 15, 2025. For the three months ended March 31, 2026, the Company recorded an expense in connection with this lease of approximately $0.6 million. The original term specified in this lease is approximately nine years with a termination date of December 2033 and two options to renew for an additional four years for the first extension and an additional five years for the second extension.

The Company recognized total lease expense of $1.5 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, which is included in Other general and administrative expense on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
At March 31, 2026, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) for the Company’s lease commitments were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2026 (1)	$3,456
2027	2,676
2028	2,492
2029	2,474
2030	2,458
Thereafter	7,799
Total	$21,355
Present Value Discount	(5,115)
Total Lease Liability (Note 7)	$16,240
(1)Reflects contractual minimum rental payments due for the period from April 1, 2026 through December 31, 2026.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of March 31, 2026, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

(c) Loan Commitments

At March 31, 2026, the Company had unfunded commitments in connection with its Single-family and Multifamily transitional loans of $276.7 million and $20.2 million, respectively (see Note 3). These commitments are subject to certain conditions that the respective borrowers must meet before funding is required. In addition, from time to time, Lima One makes short-term commitments to originate mortgage loans; such commitments were not significant at March 31, 2026.
(d) Guarantee

In connection with one of its investments in a loan origination partner, as of March 31, 2026, the Company has guaranteed up to $51 million of such investee’s warehouse financing. As of March 31, 2026, the Company has not recorded a loss in connection with this guarantee.
(e) Litigation

The Company reserves for contingent liabilities when it is determined that a liability is probable and reasonably estimable. Litigation is subject to many factors that are difficult to predict, so there can be no assurance that, in the event of a material unfavorable result in one or more claims, the Company will not incur material costs.

The Company is not presently named as a defendant in any material litigation arising outside the ordinary course of business. However, the Company is from time to time involved in litigation arising in the course of its business activities. As of March 31, 2026, the Company has an aggregate litigation reserve totaling $1.1 million and estimates additional reasonably possible losses of up to $1.1 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
10. Stockholders’ Equity

(a) Preferred Stock

7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)
On April 15, 2013, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. On August 15, 2025, the Company filed an articles supplementary to the amended and restated articles of incorporation, which increased the number of authorized shares of Series B Preferred Stock to 12.1 million. Also on August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may, from time to time, offer and sell shares of its preferred stock having an aggregate gross sales price of up to $100.0 million. During the three months ended March 31, 2026, 60,439 shares of Series B Preferred Stock were issued for gross proceeds of approximately $1.2 million.

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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2025 through March 31, 2026:

Declaration Date	Record Date	Payment Date	Annual Dividend Rate	Dividend Per Share
February 19, 2026	March 4, 2026	March 31, 2026	7.50%	$0.46875
November 20, 2025	December 4, 2025	December 31, 2025	7.50	0.46875
August 21, 2025	September 4, 2025	September 30, 2025	7.50	0.46875
May 19, 2025	June 4, 2025	June 30, 2025	7.50	0.46875
February 18, 2025	March 4, 2025	March 31, 2025	7.50	0.46875
6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”)

On February 28, 2020, the Company amended its charter through the filing of articles supplementary to reclassify 12,650,000 shares of the Company’s authorized but unissued common stock as shares of the Company’s Series C Preferred Stock. On March 2, 2020, the Company completed the issuance of 11.0 million shares of its Series C Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The total net proceeds the Company received from the offering were approximately $266.0 million, after deducting offering expenses and the underwriting discount. On August 15, 2025, the Company filed an articles supplementary to the amended and restated articles of incorporation, which increased the number of authorized shares of Series C Preferred Stock to 16.7 million. Also on August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may, from time to time, offer and sell shares of its preferred stock having an aggregate gross sales price of up to $100.0 million. During the three months ended March 31, 2026, 100,015 shares of Series C Preferred Stock were issued for gross proceeds of approximately $2.3 million.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2025 through March 31, 2026:

Declaration Date	Record Date	Payment Date	Annual Dividend Rate	Dividend Per Share
February 19, 2026	March 4, 2026	March 31, 2026	9.27855%	$0.579910
November 20, 2025	December 4, 2025	December 31, 2025	9.60811	0.613850
September 2, 2025	September 4, 2025	September 30, 2025	9.90226	0.639521
May 19, 2025	June 4, 2025	June 30, 2025	9.90578	0.619110
February 18, 2025	March 4, 2025	March 31, 2025	6.50000	0.406250
(b) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2025 through March 31, 2026:

Declaration Date	Record Date	Payment Date	Dividend Per Share
March 5, 2026	March 31, 2026	April 30, 2026	$0.36	(1)
December 11, 2025	December 31, 2025	January 30, 2026	0.36
September 11, 2025	September 30, 2025	October 31, 2025	0.36
June 12, 2025	June 30, 2025	July 31, 2025	0.36
March 6, 2025	March 31, 2025	April 30, 2025	0.36
(1) At March 31, 2026, the Company had accrued dividends and dividend equivalents payable of $37.7 million related to the common stock dividend declared on March 5, 2026.
(c) Preferred Stock At-the-Market Offering Program
On August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may, from time to time, offer and sell shares of its Series B Preferred Stock and/or its Series C Preferred Stock having an aggregate gross sales price of up to $100.0 million, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (the “Preferred Stock ATM Program”). The Company sold an aggregate of 160,454 shares of preferred stock through the Preferred Stock ATM Program during the current quarter for gross sales proceeds of approximately $3.6 million. As of March 31, 2026, approximately $86.9 million remained available under the Preferred Stock ATM Program.
(d) Common Stock At-the-Market Offering Program

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

The Company did not sell any shares of common stock through the Common Stock ATM Program during the three months ended March 31, 2026 and 2025.

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

During the three months ended March 31, 2026, the Company repurchased 500,660 shares of its common stock through the stock repurchase program at an average cost of approximately $10.00 per share and a total cost of approximately $5.0 million, net. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2025. At March 31, 2026, approximately $195 million remained available under the current authorization for the purchase of the Company’s common stock under the stock repurchase program.
(f) Accumulated Other Comprehensive Income/(Loss)

The following tables present changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$3,675	$—	$3,675
OCI before reclassifications	(753)	—	(753)
Amounts reclassified from AOCI	—	—	—
Net OCI during the period (2)	(753)	—	(753)
Balance at end of period	$2,922	$—	$2,922

	Three Months Ended March 31, 2025
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$9,476	$—	$9,476
OCI before reclassifications	(1,034)	—	(1,034)
Amounts reclassified from AOCI	(226)	—	(226)
Net OCI during the period (2)	(1,260)	—	(1,260)
Balance at end of period	$8,216	$—	$8,216
(1) Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2) For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
11. EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2026	2025
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$(984)	$41,176
Dividends declared on preferred stock	(10,424)	(8,219)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(318)	(206)
Net income/(loss) attributable to common stockholders - basic	$(11,726)	$32,751
Basic weighted average common shares outstanding	104,253	103,777
Basic Earnings/(Loss) per Share	$(0.11)	$0.32

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$(11,726)	$32,751
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	—
Net income/(loss) attributable to common stockholders - diluted	$(11,726)	$32,751
Basic weighted average common shares outstanding	104,253	103,777
Unvested and vested restricted stock units	2,044	1,602
Diluted weighted average common shares outstanding (1)	106,297	105,379
Diluted Earnings/(Loss) per Share	$(0.11)	$0.31
(1)At March 31, 2026 and 2025, the Company had approximately 1,073,000 and 800,000 equity instruments outstanding that were excluded from the calculation of diluted EPS for the three months ended March 31, 2026 and 2025, as they were determined to be anti-dilutive. These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $9.92 and $10.37, respectively. These equity instruments may have a dilutive impact on future EPS.
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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.2 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit. At March 31, 2026, approximately 7.4 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan. A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock. Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 3, 2035.
Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date. Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of March 31, 2026 are designated to be settled in shares of the Company’s common stock. The Company granted 2,090,500 and 1,453,017 RSUs during the three months ended March 31, 2026 and 2025, respectively. There were 0 and 262,670 RSUs forfeited during the three months ended March 31,

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
2026 and 2025, respectively. There were 424,947 and 482,079 RSUs surrendered to satisfy tax obligations during the three months ended March 31, 2026 and 2025, respectively. All holders of RSUs outstanding at March 31, 2026 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time of settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled. At March 31, 2026 and December 31, 2025, the Company had unrecognized compensation expense of $14.2 million and $7.2 million, respectively, related to RSUs. The unrecognized compensation expense at March 31, 2026, is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the three months ended March 31, 2026 and 2025. At March 31, 2026, the Company did not have any unvested shares of restricted common stock outstanding, and no restricted shares vested during the three months ended March 31, 2026 and 2025.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock. Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion. Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest. The Company made dividend equivalent payments associated with RSU awards of approximately $2.3 million during the three months ended March 31, 2026, and approximately $0.3 million during the three months ended March 31, 2025. In addition, no dividend equivalents rights awarded as separate instruments were granted during the three months ended March 31, 2026 and 2025.
Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In Thousands)	2026	2025
RSUs	$6,329	$6,052
Total	$6,329	$6,052
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date. The following table presents the Company’s expenses (reversal) related to its Deferred Plans for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Non-employee directors	$188	$100
Total	$188	$100

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2026 and December 31, 2025 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,589	$2,768	$2,742	$2,738
Total	$2,589	$2,768	$2,742	$2,738
(1) Represents the cumulative amounts that were deferred by participants through March 31, 2026 and December 31, 2025, which had not been distributed through such respective date.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
Securities, at Fair Value

Residential Mortgage Securities

In determining the fair value of the Company’s residential mortgage securities, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants. Valuations of TBA securities positions are based on executed levels for positions entered into and either settled or subsequently rolled forward at a future date, as well as prices obtained from pricing services for outstanding positions at each reporting date. These valuations are assessed for reasonableness by considering market TBA levels observed via Bloomberg for the same coupon and term to maturity. In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include, in addition to trading activity observed in the marketplace, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available.

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
MARCH 31, 2026
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

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at March 31, 2026

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$50,383	$7,689,431	$7,739,814
Securities, at fair value	—	3,585,879	—	3,585,879
Total assets carried at fair value	$—	$3,636,262	$7,689,431	$11,325,693
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$32,368	$32,368
Agreements with mark-to-market collateral provisions	—	—	82,144	82,144
Securitized debt	—	5,805,738	—	5,805,738
Total liabilities carried at fair value	$—	$5,805,738	$114,512	$5,920,250

Fair Value at December 31, 2025

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$51,022	$7,665,985	$7,717,007
Securities, at fair value	—	3,360,280	—	3,360,280
Total assets carried at fair value	$—	$3,411,302	$7,665,985	$11,077,287
Liabilities:
Agreements with non-mark-to-market collateral provisions	—	—	48,245	48,245
Agreements with mark-to-market collateral provisions	—	—	61,068	61,068
Securitized debt	—	5,846,744	—	5,846,744
Total liabilities carried at fair value	$—	$5,846,744	$109,313	$5,956,057

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three months ended March 31, 2026 and 2025 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended March 31,
(In Thousands)	2026	2025
Balance at beginning of period	$7,665,985	$7,459,137
Purchases and originations	600,772	505,691
Draws	70,362	101,170
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	(34,483)	52,900
Repayments	(506,305)	(549,218)
Loan sales and repurchases	(83,188)	(70,352)
Transfer to REO	(23,712)	(20,398)
Balance at end of period	$7,689,431	$7,478,930
The following table presents additional information for the three months ended March 31, 2026 and 2025 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended March 31,
(In Thousands)	2026	2025
Balance at beginning of period	$48,245	$284,843
Issuances	—	—
Payment of principal	(15,877)	(100,454)
Changes in unrealized losses	—	—
Balance at end of period	$32,368	$184,389

The following table presents additional information for the three months ended March 31, 2026 and 2025 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended March 31,
(In Thousands)	2026	2025
Balance at beginning of period	$61,068	$19,782
Issuances	25,681	—
Payment of principal	(4,605)	(8,239)
Changes in unrealized losses	—	—
Balance at end of period	$82,144	$11,543

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of March 31, 2026 and December 31, 2025, dollars in thousands:

March 31, 2026
Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range
				Min	Max
$7,312,494	Discounted cash flow	Discount rate	6.5%	5.6%	20.0%
		Prepayment rate	17.7%	—%	49.9%
		Default rate	1.6%	—%	64.3%
		Loss severity	11.3%	—%	100.0%
$317,410	Liquidation model	Discount rate	9.3%	8.0%	20.0%
		Annual change in home prices	1.7%	—%	6.7%
		Liquidation timeline (in years)	1.7	0.8	4.5
		Current value of underlying properties (3)	$772	$50	$13,250
$7,629,904
(1)Excludes approximately $59.5 million of Residential whole loans, at fair value, with a UPB of $100.0 million, which were marked-to-market, but not based on a model, at March 31, 2026.
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
$7,527,250
(1)Excludes approximately $138.7 million of Residential whole loans, at fair value, with a UPB of $170.8 million, which were marked-to-market, but not based on a model at December 31, 2025.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2026 and December 31, 2025:

	March 31, 2026	March 31, 2026		December 31, 2025
(In Thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential whole loans	3	$8,733,317	$8,740,953	$8,759,332	$8,769,457
Residential whole loans	2	50,383	50,383	51,022	51,022
Securities, at fair value	2	3,585,879	3,585,879	3,360,280	3,360,280
Cash and cash equivalents	1	221,573	221,573	213,211	213,211
Restricted cash	1	189,238	189,238	173,457	173,457
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	64,569	64,575	82,016	82,019
Financing agreements with mark-to-market collateral provisions	3	1,432,213	1,432,643	1,331,968	1,332,593
Financing agreements with mark-to-market collateral provisions	2	3,140,730	3,140,730	2,980,762	2,980,762
Securitized debt	2	6,271,123	6,225,890	6,336,462	6,290,788
Other secured financing	3	23,713	23,713	23,908	23,908
8.875% Senior Notes	2	112,246	113,466	112,041	114,616
9.00% Senior Notes	2	72,982	73,808	72,858	75,338
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

REO - During the three months ended March 31, 2026 and 2025, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $25.3 million and $25.4 million, respectively, at the time of foreclosure. During the three months ended March 31, 2026, the Company reclassified one REO property originally classified as held for investment to held for sale status and marked it down to its estimated fair value, less estimated cost to sell, of $2.1 million.

Commercial REO - During the three months ended March 31, 2026 and 2025, the Company did not record any new Commercial REO, and did not record any valuation adjustments on Commercial REO.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of March 31, 2026 and December 31, 2025:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Aggregate unpaid principal balance of residential whole loans sold	$11,398,498	$11,489,998
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$10,166,134	$10,142,071
Outstanding amount of Senior Bonds, at carrying value (1)	$465,386	$489,718
Outstanding amount of Senior Bonds, at fair value	$5,805,738	$5,846,744
Outstanding amount of Senior Bonds, total	$6,271,124	$6,336,462
Weighted average rate for Senior Bonds issued (2) (3)	5.03%	5.07%
Weighted average contractual maturity of Senior Bonds (3)	38 years	37 years
Face amount of Senior Support Certificates received by the Company (4)	$1,194,304	$1,307,153
Cash received	$10,088,396	$10,061,131
(1)Net of $0.8 million and $0.9 million of deferred financing costs at March 31, 2026 and December 31, 2025, respectively.
(2)At March 31, 2026, 99.1% and 0.9% of Senior Bonds had a fixed and variable rate, respectively. At December 31, 2025, 99.6% and 0.4% of Senior Bonds had a fixed and variable rate, respectively.
(3)At March 31, 2026 and December 31, 2025, $4.6 billion and $4.7 billion, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, or 300 basis points at defined dates ranging from 30 months, up to 48 months from issuance if the bond is not redeemed before such date.
(4)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three months ended March 31, 2026, the Company issued Senior Bonds with a current face of $710.9 million to third-party investors for proceeds of $710.2 million before offering costs and accrued interest. During the three months ended March 31, 2025, the Company issued Senior Bonds with a current face of $283.4 million to third-party investors for proceeds of $283.4 million before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended March 31, 2026 and March 31, 2025 are included in Financing agreements on the Company’s consolidated balance sheets (see Note 6). During the three months ended March 31, 2026, the Company liquidated three SPE (which had been formed in 2023) and repaid the remaining $470.1 million of outstanding Senior Bonds issued by such SPE.
As of March 31, 2026 and December 31, 2025, as a result of the transactions described above, securitized loans of approximately $7.4 billion and $7.6 billion are included in Residential whole loans and REO with a carrying value of approximately

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
$54.9 million and $52.4 million are included in Other assets on the Company’s consolidated balance sheets, respectively. As of March 31, 2026 and December 31, 2025, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $6.3 billion and $6.3 billion, respectively. These Senior Bonds are disclosed as Securitized debt and are included in Financing agreements on the Company’s consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The Company also has interests in certain entities which are deemed to be VIEs that hold commercial property (see Note 5). The Company’s maximum exposure to loss with respect to these entities is their carrying value, which aggregated $12.2 million at March 31, 2026.

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025 are a total of $8.8 billion and $8.8 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
15. Segment Reporting

At March 31, 2026, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured senior notes (see Note 6), securitization issuance costs, and preferred stock dividends. The Company’s segments are managed by its “chief operating decision maker” or “CODM” as defined under GAAP; the Company’s CODM is its Chief Executive Officer. The CODM utilizes the segment reporting as part of their analysis of relative segment performance in deciding where to focus resources to enhance the Company’s future performance.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended March 31, 2026
Interest Income	$148,188	$42,137	$1,601	$191,926
Interest Expense	101,262	26,906	4,568	132,736
Net Interest Income/(Expense)	$46,926	$15,231	$(2,967)	$59,190
Reversal/(Provision) for Credit Losses on Residential Whole Loans	242	—	—	242
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$47,168	$15,231	$(2,967)	$59,432

Net gain/(loss) on residential whole loans measured at fair value through earnings	$(24,237)	$(10,524)	$—	$(34,761)
Impairment and other net gain/(loss) on securities and other portfolio investments	(38,688)	13	405	(38,270)
Net gain/(loss) on real estate owned	383	(3,364)	—	(2,981)
Net gain/(loss) on derivatives used for risk management purposes	28,064	2,662	—	30,726
Net gain/(loss) on securitized debt measured at fair value through earnings	16,134	3,711	—	19,845
Lima One mortgage banking income	—	7,660	—	7,660
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	—	—
Other, net	929	(2,901)	3,868	1,896
Other Income/(Loss), net	$(17,415)	$(2,743)	$4,273	$(15,885)

Compensation and benefits	$—	$8,882	$13,277	$22,159
Other general and administrative expense	—	4,313	7,841	12,154
Loan servicing, financing and other related costs	3,609	2,354	3,955	9,918
Amortization of intangible assets	—	300	—	300
Income/(loss) before income taxes	$26,144	$(3,361)	$(23,767)	$(984)
Provision for/(benefit from) income taxes	—	—	—	—
Net Income/(Loss)	$26,144	$(3,361)	$(23,767)	$(984)

Less Preferred Stock Dividend Requirement	$—	$—	$10,424	$10,424
Net Income/(Loss) Available to Common Stock and Participating Securities	$26,144	$(3,361)	$(34,191)	$(11,408)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended March 31, 2025
Interest Income	$112,767	$65,272	$2,466	$180,505
Interest Expense	77,361	41,070	4,537	122,968
Net Interest Income/(Expense)	$35,406	$24,202	$(2,071)	$57,537
Reversal/(Provision) for Credit Losses on Residential Whole Loans	(145)	—	—	(145)
Provision for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$35,261	$24,202	$(2,071)	$57,392

Net gain/(loss) on residential whole loans measured at fair value through earnings	$48,663	$5,717	$—	$54,380
Impairment and other net gain/(loss) on securities and other portfolio investments	20,435	(9)	753	21,179
Net gain/(loss) on real estate owned	69	(1,577)	—	(1,508)
Net gain/(loss) on derivatives used for risk management purposes	(25,562)	(5,493)	—	(31,055)
Net gain/(loss) on securitized debt measured at fair value through earnings	(17,149)	(4,782)	—	(21,931)
Lima One mortgage banking income	—	5,437	—	5,437
Net realized gain/(loss) on residential whole loans held at carrying value	(539)	—	—	(539)
Other, net	(745)	(1,996)	1,290	(1,451)
Other Income/(Loss), net	$25,172	$(2,703)	$2,043	$24,512

Compensation and benefits	$—	$9,793	$13,464	$23,257
Other general and administrative expense	8	4,376	5,907	10,291
Loan servicing, financing and other related costs	4,243	1,148	1,861	7,252
Amortization of intangible assets	—	800	—	800
Income/(loss) before income taxes	$56,182	$5,382	$(21,260)	$40,304
Provision for/(benefit from) income taxes	—	—	(872)	(872)
Net Income/(Loss)	$56,182	$5,382	$(20,388)	$41,176

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$56,182	$5,382	$(28,607)	$32,957

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
March 31, 2026
Total Assets	$10,507,268	$2,469,863	$252,440	$13,229,571

December 31, 2025
Total Assets	$10,128,088	$2,632,740	$285,621	$13,046,449

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
MARCH 31, 2026
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

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2025.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives. Among the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements that we make are: general economic developments and trends, including the current tensions in international trade and the performance of the labor, housing, real estate, mortgage finance and broader financial markets; inflation, increases in interest rates and changes in the market (i.e., fair) value of our residential whole loans, MBS, securitized debt and other assets, as well as changes in the value of our liabilities accounted for at fair value through earnings; the effectiveness of hedging transactions; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business (including as a result of the current U.S. administration); our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals or whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; targeted or expected returns on our investments in recently-originated mortgage loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing costs associated with such investments; risks associated with the ongoing operation of Lima One Holdings, LLC (including, without limitation, industry competition, unanticipated expenditures relating to or liabilities arising from its operation (including, among other things, a failure to realize management’s assumptions regarding expected growth in business purpose loan (BPL) origination volumes and credit risks underlying BPLs, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the BPLs originated by Lima One)); expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; risks associated with our investments in loan originators; the failure to realize the expected expense savings resulting from the anticipated relocation of our corporate headquarters in New York City; risks associated with investing in real estate assets generally, including changes in business conditions and the general economy; and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC. These forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account information currently available. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At March 31, 2026, we had total assets of approximately $13.2 billion, of which $8.8 billion, or 66%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) business purpose loans primarily originated by Lima One, to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iii) short-term business purpose loans primarily originated by Lima One, collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”), (iv) short-term business purpose loans primarily originated by Lima One, collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans,” collectively with Single-family transitional loans, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans” and, collectively with Single-family rental loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Legacy RPL/NPL”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans,” which are included in “Other loans”). In addition, at March 31, 2026, we had approximately $3.5 billion, or 27%, of total assets invested in investments in Agency MBS.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR presents the annualized constant rate of principal repayment in excess of scheduled principal amortization. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended March 31, 2026, the average CPRs on certain of our loan portfolios were: 15.9% for Non-QM loans, 9.5% for Single-family rental loans, and 5.9% for Legacy RPL/NPL loans. In addition, for the three months ended March 31, 2026, the repayment rate (which includes both scheduled and unscheduled repayments of principal) was 65.4% for our Single-family transitional loans and 43.6% for our Multifamily transitional loans.

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

Recent Market Conditions and Our Strategy

During the first quarter of 2026, fixed-income markets saw renewed volatility as investors navigated an anticipated significant transition in Federal Reserve leadership, escalating geopolitical tensions, and persistent concerns regarding inflation and deficit spending. During the quarter, market sentiment shifted towards a prolonged “higher for longer” Federal Reserve policy regarding interest rates, as the Iran conflict triggered renewed concerns regarding inflation and deficit spending and stalled expectations for more rate cuts. The 10-year Treasury rate rose by approximately 15 basis points during the quarter to 4.32% at quarter-end, while the Bloomberg US Aggregate Index was flat during the quarter. Agency MBS spreads finished the quarter wider, benefiting early from the announcement of a $200 billion GSE purchase program, but giving back gains as volatility accelerated in March. Despite these challenges, during the quarter, we were able to add approximately $1.1 billion of our target assets at attractive yields, including $470.6 million of Non-QM loans, $392.8 million of Agency MBS and $200.6 million of Business purpose loan originations and draws on existing Transitional loans by Lima One. We also opportunistically initiated a long position in TBA securities with a notional balance of $300.0 million during the quarter. During the quarter. we called three securitizations and issued two new securitizations collateralized by Non-QM loans with an unpaid principal balance of $757.2 million.

During the quarter, we generated GAAP net loss per share (or EPS) of $(0.11) per basic common share and Distributable earnings, a non-GAAP financial measure that excludes the impact of fair value changes and certain other items, of $0.30 per basic common share. For the quarter, compensation and benefits and other G&A expenses were $34.3 million and included approximately $2.4 million in accelerated depreciation related to the exit of the lease for our current corporate headquarters. At March 31, 2026, our GAAP book value was $12.70 and our Economic book value, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $13.22 per common share, each representing decreases of approximately 4% as compared to December 31, 2025. During the quarter, we declared dividends totaling $0.36 per common share.

For the quarter, our Lima One subsidiary originated Business purpose loans with a maximum unpaid principal balance of $219 million, a decrease from the $226 million originated in the fourth quarter of 2025. During the previous year, we expanded Lima One’s sales force, invested in technology initiatives that we expect to improve the borrower experience, and made key hires to Lima One’s leadership team in strategic growth areas. In early 2026, we relaunched multifamily lending and began funding loans through our newly established wholesale channel, which represent two key areas of growth for Lima One. During the quarter, Lima One sold recently originated Single-family rental loans with an unpaid principal balance of $78.2 million to third parties and realized gains of $2.7 million. We believe that these sales to third parties help to strengthen Lima One’s franchise value, create additional distribution channels to accommodate future growth, and enhance returns.

For additional information regarding the calculation of Distributable earnings and Economic book value per share, including a reconciliation to GAAP Net Income and GAAP book value per share, respectively, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

First quarter 2026 portfolio activity and impact on financial results

At March 31, 2026, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value, was approximately $12.5 billion, compared to $12.3 billion at December 31, 2025.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended March 31, 2026:

(In Millions)	December 31, 2025	Runoff (1)	Acquisitions & Originations (2)	Other (3)	March 31, 2026	Change
Residential whole loans and REO	$8,945	$(570)	$671	$(124)	$8,922	$(23)
Securities, at fair value	3,360	(128)	393	(39)	3,586	226
Total	$12,305	$(698)	$1,064	$(163)	$12,508	$203
(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Transitional loans.
(3)    Primarily includes sales of residential whole loans and securities, changes in fair value and changes in the allowance for credit losses.

At March 31, 2026, our total recorded investment in residential whole loans and REO was $8.9 billion, or 71.3% of our residential mortgage asset portfolio. Of this amount, $5.5 billion are Non-QM loans, $1.2 billion are Single-family rental loans, $0.7 billion are Single-family transitional loans, $0.4 billion are Multifamily transitional loans and $0.9 billion are Legacy RPL/NPL loans. Loan acquisition activity of $671.1 million for the three months ended March 31, 2026 included $125.6 million of Single-family transitional loans (including draws), $470.6 million of Non-QM loans, $74.2 million of Single-family rental loans and $0.8 million of Multifamily transitional loans (including draws). For the three months ended March 31, 2026, we recognized approximately $143.1 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 6.42%, with Single-family transitional loans generating an effective yield of 8.85%, Multifamily transitional loans generating an effective yield of 6.70%, Single-family rental loans generating an effective yield of 6.31%, Non-QM loans generating an effective yield of 5.90% and Legacy RPL/NPL loans generating an effective yield of 7.93%. Since the second quarter of 2021 we have elected the fair value option for all loan acquisitions, and 88% of our total loan portfolio is measured at fair value through earnings. Included in earnings in Other Income/(Loss), net are net gains/(losses) on these loans of $34.8 million for the three months ended March 31, 2026. At March 31, 2026 and December 31, 2025, we had REO with an aggregate carrying value of $138.7 million and $135.0 million, respectively, which is included in Other assets on our consolidated balance sheets.
At March 31, 2026, we held $3.6 billion of Securities, at fair value, including $3.5 billion of Agency MBS, $34.6 million of CRT securities and $21.8 million of Non-Agency MBS. For the three months ended March 31, 2026, we purchased $392.8 million of Agency MBS securities. The net yield on our Securities, at fair value was 5.47% for the three months ended March 31, 2026, compared to 5.56% for the three months ended December 31, 2025.

For the three months ended March 31, 2026, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $0.2 million. The total allowance for credit losses recorded on residential whole loans held at carrying value at March 31, 2026 was $9.4 million.
During the first quarter of 2026, we completed two securitizations collateralized by $757.2 million UPB of Non-QM loans. These securitizations provided longer term, non-recourse, fixed rate financing. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $12.70 as of March 31, 2026 and was $13.20 as of December 31, 2025. Economic book value per common share, a non-GAAP financial measure, was $13.22 as of March 31, 2026, a decrease from $13.75 as of December 31, 2025. The decrease in GAAP book value and Economic book value during the first quarter of 2026 primarily reflects the net loss applicable to common stockholders as well as dividends declared on our common stock. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Information About Our Assets

The table below presents certain information about our asset allocation at March 31, 2026:

ASSET ALLOCATION

(Dollars in Millions)	Non-QM loans	Single-family rental loans	Single-family transitional loans	Multifamily transitional loans	Legacy RPL/NPL loans	Agency MBS	Other, net (1)	Total
Asset Amount	$5,530	$1,195	$658	$407	$943	$3,529	$677	$12,939
Receivable/(Payable) for Unsettled Transactions	—	—	—	—	—	(42)	—	(42)
Financing Agreements with Non-mark-to-market Collateral Provisions	—	(17)	(30)	(18)	—	—	—	(65)
Financing Agreements with Mark-to-market Collateral Provisions	(574)	(247)	(249)	(211)	(79)	(3,095)	(118)	(4,573)
Securitized Debt	(4,362)	(755)	(285)	(77)	(786)	—	(6)	(6,271)
Senior Notes and Other secured financing	—	—	—	—	—	—	(209)	(209)
Net Equity Allocated	$594	$176	$94	$101	$78	$392	$344	$1,779
Debt/Net Equity Ratio (2)	8.3x	5.8x	6.0x	3.0x	11.1x	8.0x		6.3x
(1)Includes $221.6 million of cash and cash equivalents, $189.2 million of restricted cash, $56.5 million of other securities, $50.4 million of Other loans and $20.6 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(2)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at March 31, 2026. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Non-QM loans (1)	Business purpose loans (2)	Legacy RPL/NPL loans (3)	Other loans
Amount due:
Within one year	$—	$943,282	$1,861	$—
After one year:
Over one to five years	—	135,582	9,904	—
Over five years	5,531,387	1,183,068	937,669	50,383
Total due after one year	$5,531,387	$1,318,650	$947,573	$50,383
Total residential whole loans	$5,531,387	$2,261,932	$949,434	$50,383
(1)Excludes an allowance for credit losses of $1.4 million at March 31, 2026.
(2)Excludes an allowance for credit losses of $1.9 million at March 31, 2026.
(3)Excludes an allowance for credit losses of $6.1 million at March 31, 2026.

The following table presents, at March 31, 2026, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Non-QM loans (1) (2)	Business purpose loans (1) (2)	Legacy RPL/NPL loans (1) (2)	Other loans
Interest rates:
Fixed	$4,839,702	$1,031,169	$790,558	$50,383
Adjustable	691,686	287,481	157,015	—
Total	$5,531,387	$1,318,650	$947,573	$50,383
(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of March 31, 2026.
(2)Excludes an allowance for credit losses.
Our Transitional loans contain various contractual extension features, typically ranging from three to twenty-four months subject to certain conditions, generally including our consent. Transitional loans are generally only extended if the loan is current and in compliance with various other loan terms. Given the short duration of our Transitional loans, maturity extensions are a regular occurrence, irrespective of market conditions. At March 31, 2026, approximately 77% of our Multifamily transitional loans and 27% of our Single-family transitional loans held as of period end had been extended.

For additional information regarding our residential whole loan portfolios, including information about delinquency trends, see Note 3 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at March 31, 2026 and December 31, 2025:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Agency MBS
Face/Par	$3,520,856	$3,256,760
Fair Value	3,529,405	3,303,204
Amortized Cost Basis	3,522,382	3,257,686
Weighted average yield (1)	5.35%	5.39%
Weighted average time to maturity	28.9 years	29.0 years

CRT Securities
Face/Par	$34,000	$34,000
Fair Value	34,644	34,945
Amortized Cost Basis	31,034	30,330
Weighted average yield (1)	18.21%	17.15%
Weighted average time to maturity	13.9 years	14.1 years

Non-Agency MBS
Face/Par	$25,645	$25,919
Fair Value	21,830	22,131
Amortized Cost Basis	21,573	21,750
Weighted average yield (1)	5.61%	5.63%
Weighted average time to maturity	25.5 years	25.8 years
(1)Weighted average yield is annualized interest income divided by average amortized cost basis for Securities, at fair value held at March 31, 2026 and December 31, 2025.

Tax Considerations

Current period estimated taxable income

We estimate that for the three months ended March 31, 2026, our REIT taxable income was approximately $29.9 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the three months ended March 31, 2026, our net TRS taxable income (loss) will be $(13.4) million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future tax years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

Results of Operations

Quarter Ended March 31, 2026 Compared to the Quarter Ended December 31, 2025

The following table summarizes the changes in our results of operations for the three months ended March 31, 2026 compared to the three months ended December 31, 2025.

	Three Months Ended
(In Thousands, Except Per Share Amounts)	March 31, 2026	December 31, 2025	QoQ Change
Interest Income:
Residential whole loans	$143,091	$146,443	$(3,352)
Securities, at fair value	45,753	40,102	5,651
Other interest-earning assets	491	523	(32)
Cash and cash equivalent investments	2,591	3,356	(765)
Interest Income	$191,926	$190,424	$1,502

Interest Expense:
Asset-backed and other collateralized financing arrangements	$127,811	$130,192	$(2,381)
Other interest expense	4,925	4,751	174
Interest Expense	$132,736	$134,943	$(2,207)

Net Interest Income	$59,190	$55,481	$3,709

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$242	$276	$(34)
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—
Net Interest Income after Reversal/(Provision) for Credit Losses	$59,432	$55,757	$3,675

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$(34,761)	$4,405	$(39,166)
Impairment and other net gain/(loss) on securities and other portfolio investments	(38,270)	15,715	(53,985)
Net gain/(loss) on real estate owned	(2,981)	(2,641)	(340)
Net gain/(loss) on derivatives used for risk management purposes	30,726	13,562	17,164
Net gain/(loss) on securitized debt measured at fair value through earnings	19,845	(1,534)	21,379
Lima One mortgage banking income	7,660	5,730	1,930
Net realized gain/(loss) on residential whole loans held at carrying value	—	$—	—
Other, net	1,896	(2,003)	3,899
Other Income/(Loss), net	$(15,885)	$33,234	$(49,119)

Operating and Other Expense:
Compensation and benefits	$22,159	$16,919	$5,240
Other general and administrative expense	12,154	10,059	2,095
Loan servicing, financing and other related costs	9,918	7,394	2,524
Amortization of intangible assets	300	300	—
Operating and Other Expense	$44,531	$34,672	$9,859

Income/(loss) before income taxes	$(984)	$54,319	$(55,303)
Provision for/(benefit from) income taxes	—	—	—
Net Income/(Loss)	$(984)	$54,319	$(55,303)
Less Preferred Stock Dividend Requirement	$10,424	$10,705	$(281)
Net Income/(Loss) Available to Common Stock and Participating Securities	$(11,408)	$43,614	$(55,022)

Basic Earnings/(Loss) per Common Share	$(0.11)	$0.42	$(0.53)
Diluted Earnings/(Loss) per Common Share	$(0.11)	$0.42	$(0.53)

General

For the first quarter of 2026, we had a net loss available to our common stock and participating securities of $(11.4) million, or $(0.11) per basic and diluted common share, compared to net income available to common stock and participating securities of $43.6 million, or $0.42 per basic and diluted common share, for the fourth quarter of 2025. The decrease in net income available to common stock and participating securities in the current period compared to the prior period primarily reflects a $(49.1) million change in Other income/(loss), net and higher primarily non-cash operating expenses, partially offset by a $3.7 million increase to net interest income.

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

For the first quarter of 2026, our net interest spread and margin (including the impact of net Swap carry) were 1.64% and 2.23%, respectively, compared to a net interest spread and margin (including the impact of net Swap carry) of 1.69% and 2.31%, respectively, for the fourth quarter of 2025. Our net interest income increased by $3.7 million and was $59.2 million for the first quarter of 2026, compared to $55.5 million for the fourth quarter of 2025. For the first quarter of 2026, net interest income, which does not include the benefit of net Swap carry, includes higher net interest income from our securities portfolio of $4.3 million, compared to the fourth quarter of 2025, primarily due to an increase in interest income from higher average balances of our securities portfolio and a decrease in interest expense from lower rates on our securities repurchase agreements, partially offset by an increase in interest expense from higher average balances of our securities repurchase agreements. Net interest income for the first quarter of 2026 also includes higher net interest income from our residential whole loan portfolio of $0.4 million, compared to the fourth quarter of 2025, primarily due to a decrease in interest expense from lower rates on our residential whole loan financing agreements and securitized debt, partially offset by a decrease in interest income from lower yield on our residential whole loan portfolio.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2026 and December 31, 2025. Average yields are derived by dividing annualized interest income by the average amortized cost basis of the related assets, and average costs are derived by dividing annualized interest expense by the average balance of the related liabilities, for the periods shown. The yields and costs may include premium amortization and discount accretion which are considered adjustments to interest income or expense.

	Three Months Ended March 31, 2026			Three Months Ended December 31, 2025
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,917,382	$143,091	6.42%	$8,964,367	$146,443	6.53%
Securities, at fair value	3,347,025	45,753	5.47	2,886,176	40,102	5.56
Cash and cash equivalents (2)	356,327	2,591	2.91	421,456	3,356	3.19
Other interest-earning assets	20,255	491	9.70	22,517	523	9.29
Total interest-earning assets	12,640,989	191,926	6.08	12,294,516	190,424	6.20

Liabilities:
Interest-bearing liabilities:
Securitized debt (3)	$6,235,270	$78,205	5.02%	$6,284,115	$80,077	5.10%
Collateralized financing agreements (4)	4,535,127	49,606	4.38	4,112,718	50,115	4.77
Other secured financing	23,809	356	5.99	11,763	191	6.40
8.875% Senior Notes	112,111	2,757	9.83	111,909	2,751	9.83
9.00% Senior Notes	72,900	1,812	9.94	72,778	1,809	9.94
Total interest-bearing liabilities	10,979,217	132,736	4.84	10,593,283	134,943	5.05
Net interest income/net interest rate spread (5)		59,190	1.24		55,481	1.15
Impact of net Swap carry (6)		11,045	0.40		14,754	0.54
Net interest rate spread (including the impact of net Swap carry)		$70,235	1.64%		$70,235	1.69%
Net interest-earning assets/net interest margin (7)	$1,661,772		2.23%	$1,701,233		2.31%
(1)Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost basis data for residential whole loans and securities, which excludes unrealized gains and losses. For GAAP reporting purposes, securities purchases and sales are reported on the trade date. Average amortized cost basis data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
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

	Three Months Ended March 31, 2026
	Compared to
	Three Months Ended December 31, 2025
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(795)	$(2,557)	$(3,352)
Securities, at fair value	6,310	(659)	5,651
Cash and cash equivalents	(488)	(277)	(765)
Other interest earning assets	(55)	23	(32)
Total net change in income from interest-earning assets	$4,972	$(3,470)	$1,502

Interest-bearing liabilities:
Securitized debt	$(620)	$(1,252)	$(1,872)
Residential whole loan financing agreements	(240)	(1,663)	(1,903)
Securities, at fair value repurchase agreements	3,834	(2,474)	1,360
REO financing agreements	51	(17)	34
Other secured financing	170	(5)	165
8.875% Senior Notes	6	—	6
9.00% Senior Notes	3	—	3
Total net change in expense of interest-bearing liabilities	$3,204	$(5,411)	$(2,207)
Net change in net interest income	$1,768	$1,941	$3,709

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)
March 31, 2026	1.64%	2.23%
December 31, 2025	1.69	2.31
September 30, 2025	1.86	2.57
June 30, 2025	1.98	2.73
March 31, 2025	1.84	2.63
(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net Swap carry).
(2)Reflects annualized net interest income (including net Swap carry) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential mortgage assets for the quarterly periods presented:

	Quarter Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Non-QM Loans
Net Yield (1)	5.90%	5.96%	5.95%	5.79%	5.78%
Cost of Funding (2)	(5.07)%	(5.13)%	(5.21)%	(5.14)%	(5.08)%
Impact of net Swap carry (3)	0.36%	0.49%	0.62%	0.70%	0.77%
Net Interest Spread	1.19%	1.32%	1.36%	1.35%	1.47%
Business Purpose Loans
Net Yield (1)	7.12%	7.50%	7.88%	7.99%	8.09%
Cost of Funding (2)	(5.54)%	(5.82)%	(6.03)%	(6.07)%	(6.15)%
Impact of net Swap carry (3)	0.32%	0.44%	0.49%	0.42%	0.45%
Net Interest Spread	1.90%	2.12%	2.34%	2.34%	2.39%
Legacy RPL/NPL Loans
Net Yield (1)	7.93%	7.42%	8.55%	8.69%	7.01%
Cost of Funding (2)	(4.27)%	(4.29)%	(4.32)%	(4.29)%	(4.24)%
Impact of net Swap carry (3)	0.36%	0.48%	0.52%	0.40%	0.31%
Net Interest Spread	4.02%	3.61%	4.75%	4.80%	3.08%
Total Residential Whole Loans
Net Yield (1)	6.42%	6.53%	6.81%	6.85%	6.77%
Cost of Funding (2)	(5.09)%	(5.23)%	(5.36)%	(5.35)%	(5.36)%
Impact of net Swap carry (3)	0.35%	0.48%	0.58%	0.58%	0.60%
Net Interest Spread	1.68%	1.78%	2.03%	2.08%	2.01%
Securities, at fair value
Net Yield (1)	5.47%	5.56%	5.79%	6.60%	6.07%
Cost of Funding (2)	(3.84)%	(4.18)%	(4.50)%	(4.55)%	(4.58)%
Impact of net Swap carry (3)	0.56%	0.79%	1.05%	1.05%	1.08%
Net Interest Spread	2.19%	2.17%	2.34%	3.10%	2.57%
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

Interest Income

Interest income on our Securities, at fair value portfolio for the first quarter of 2026 increased by $5.7 million to $45.8 million, compared to $40.1 million for the fourth quarter of 2025. This increase primarily reflects a $460.8 million increase in the average balance of this portfolio to $3.3 billion for the first quarter of 2026 from the fourth quarter of 2025.

Interest income on our residential whole loans for the first quarter of 2026 decreased by $3.4 million, or 2.3%, to $143.1 million, compared to $146.4 million for the fourth quarter of 2025. This decrease primarily reflects a decrease in the yield to 6.42% for the first quarter of 2026 from 6.53% for the fourth quarter of 2025.

Interest Expense

Our interest expense for the first quarter of 2026 decreased by $2.2 million, or 1.6%, to $132.7 million, from $134.9 million for the fourth quarter of 2025. This decrease primarily reflects the impact of lower average rates on our securities repurchase agreements, residential whole loan financing agreements, and securitized debt, partially offset by the impact of higher average balances of our securities repurchase agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the first quarter of 2026, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $0.2 million compared to a reversal of provision for credit losses of $0.3 million for the fourth quarter of 2025. The reversal of provision recorded in the current period primarily reflects minor changes to modeling assumptions and the run-off of loans held at carrying value. The reversal of provision for the prior period primarily reflects minor changes to modeling assumptions and the run-off of loans held at carrying value.
Provision for Credit Losses on Other Assets
We had no provision for credit losses on Other Assets for the first quarter of 2026 or the fourth quarter of 2025.
Other Income/(Loss), net

For the first quarter of 2026, Other Income/(Loss), net was $(15.9) million, compared to Other Income/(Loss), net of $33.2 million for the fourth quarter of 2025. The components of Other Income/(Loss), net for the first quarter of 2026 and fourth quarter of 2025 are summarized in the table below:

	Three Months Ended
(In Thousands)	March 31, 2026	December 31, 2025
Net gain/(loss) on residential whole loans measured at fair value through earnings	(34,761)	$4,405
Impairment and other net gain/(loss) on securities and other portfolio investments	(38,270)	15,715
Net gain/(loss) on real estate owned	(2,981)	(2,641)
Net gain/(loss) on derivatives used for risk management purposes	30,726	13,562
Net gain/(loss) on securitized debt measured at fair value through earnings	19,845	(1,534)
Lima One mortgage banking income	7,660	5,730
Net realized gain/(loss) on residential whole loans held at carrying value	—	—
Other, net (1)	1,896	(2,003)
Other Income/(Loss), net	$(15,885)	$33,234
(1) Includes realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO of $(4.4) million and $(3.0) million for the three months ended March 31, 2026 and December 31, 2025, respectively.

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

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense increased by $5.2 million to $22.2 million for the first quarter of 2026, compared to $16.9 million for the fourth quarter of 2025, primarily driven by the accelerated recognition of stock-based compensation in the first quarter of 2026 related to awards made to retirement eligible employees in January 2026.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses of $12.2 million for the first quarter of 2026 increased by $2.1 million when compared to $10.1 million for the fourth quarter of 2025, primarily driven by the accelerated recognition of depreciation expense related to the remaining undepreciated tenant improvements at our current corporate headquarters.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses increased compared to the prior quarter period by approximately $2.5 million, or 34.1%, primarily due to higher expenses recognized on upfront costs associated with two securitizations entered into in this quarter, compared to one in the prior quarter, as well as higher expenses recognized related to property preservation, taxes, insurance, and certain other non-recoverable carrying costs on our residential whole loan and REO portfolios.
Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
March 31, 2026	(0.01)%	(0.05)%	NMF	13.80%	6.3	2.7
December 31, 2025	1.69	11.84	0.86	14.31	6.0	2.5
September 30, 2025	1.62	10.50	1.00	15.46	5.5	1.9
June 30, 2025	1.14	7.21	1.64	15.86	5.2	1.8
March 31, 2025	1.45	8.91	1.13	16.31	5.1	1.8
(1)Reflects annualized net income divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by earnings per share. The ratio has not been calculated for periods where earnings per share is negative as the calculations are not meaningful (“NMF”).
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

Three Month Period Ended March 31, 2026 Compared to the Three Month Period Ended March 31, 2025

The following table summarizes the changes in our results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

	Three Months Ended
(In Thousands, Except Per Share Amounts)	March 31, 2026	March 31, 2025	YoY Change
Interest Income:
Residential whole loans	$143,091	$151,310	$(8,219)
Securities, at fair value	45,753	24,670	21,083
Other interest-earning assets	491	398	93
Cash and cash equivalent investments	2,591	4,127	(1,536)
Interest Income	$191,926	$180,505	$11,421

Interest Expense:
Asset-backed and other collateralized financing arrangements	$127,811	$118,431	$9,380
Other interest expense	4,925	4,537	388
Interest Expense	$132,736	$122,968	$9,768

Net Interest Income	$59,190	$57,537	$1,653

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$242	$(145)	$387
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—
Net Interest Income after Reversal/(Provision) for Credit Losses	$59,432	$57,392	$2,040

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$(34,761)	$54,380	$(89,141)
Impairment and other net gain/(loss) on securities and other portfolio investments	(38,270)	21,179	(59,449)
Net gain/(loss) on real estate owned	(2,981)	(1,508)	(1,473)
Net gain/(loss) on derivatives used for risk management purposes	30,726	(31,055)	61,781
Net gain/(loss) on securitized debt measured at fair value through earnings	19,845	(21,931)	41,776
Lima One mortgage banking income	7,660	5,437	2,223
Net realized gain/(loss) on residential whole loans held at carrying value	—	(539)	539
Other, net	1,896	(1,451)	3,347
Other Income/(Loss), net	$(15,885)	$24,512	$(40,397)

Operating and Other Expense:
Compensation and benefits	$22,159	$23,257	$(1,098)
Other general and administrative expense	12,154	10,291	1,863
Loan servicing, financing and other related costs	9,918	7,252	2,666
Amortization of intangible assets	300	800	(500)
Operating and Other Expense	$44,531	$41,600	$2,931

Income/(loss) before income taxes	$(984)	$40,304	$(41,288)
Provision for/(benefit from) income taxes	—	(872)	872
Net Income/(Loss)	$(984)	$41,176	$(42,160)
Less Preferred Stock Dividend Requirement	$10,424	$8,219	$2,205
Net Income/(Loss) Available to Common Stock and Participating Securities	$(11,408)	$32,957	$(44,365)

Basic Earnings/(Loss) per Common Share	$(0.11)	$0.32	$(0.43)
Diluted Earnings/(Loss) per Common Share	$(0.11)	$0.31	$(0.42)

General

For the three months ended March 31, 2026, we had net loss available to our common stock and participating securities of $(11.4) million, or $(0.11) per basic and diluted common share, compared to a net income available to our common stock and participating securities of $33.0 million, or $0.32 per basic and $0.31 per diluted common share, for the three months ended March 31, 2025. The net loss available to common stock and participating securities in the current period decreased from the prior period net income available to our common stock and participating securities primarily as a result of $40.4 million lower Other income/(loss), net, $2.9 million higher operating and other expenses, and a $2.2 million increase in preferred stock dividends paid as a result of the current floating rate payable on our Series C preferred stock compared to the initial fixed rate payable in the prior period, as well as additional shares outstanding as a result of issuances through the Preferred Stock ATM Program, partially offset by $1.7 million in higher net interest income.

Net Interest Income

For the three months ended March 31, 2026, our net interest spread and margin were 1.64% and 2.23%, respectively, compared to a net interest spread and margin of 1.84% and 2.63%, respectively, for the three months ended March 31, 2025. Our net interest income increased by $1.7 million, or 2.9%, to $59.2 million for the three months ended March 31, 2026 compared to net interest income of $57.5 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, net interest income, which does not include the benefit of net Swap carry, includes higher net interest from our securities portfolio of $8.0 million compared to the three months ended March 31, 2025, primarily due to an increase in interest income from higher average balances of our securities portfolio, partially offset by an increase in interest expense from higher average balances of securities repurchase agreements. Net interest income for the three months ended March 31, 2026 also includes lower net interest income from our residential whole loan portfolio of $4.4 million compared to the three months ended March 31, 2025, primarily due to a decrease in interest income as a result of lower yield on our residential whole loan portfolio and an increase in interest expense as a result of higher average balances of our securitized debt, partially offset by a decrease in interest expense as a result of lower average balances of, and rates on, our residential whole loan financing agreements. In addition, the three months ended March 31, 2026 had $1.4 million lower interest income from other interest earnings assets and cash and cash equivalents when compared to the three months ended March 31, 2025.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2026 and 2025. Average yields are derived by dividing annualized interest income by the average amortized cost basis of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs may include premium amortization and discount accretion which are considered adjustments to interest income or expense.

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,917,382	$143,091	6.42%	$8,945,010	$151,310	6.77%
Securities, at fair value	3,347,025	45,753	5.47	1,625,980	24,670	6.07
Cash and cash equivalents (2)	356,327	2,591	2.91	496,435	4,127	3.33
Other interest-earning assets	20,255	491	9.70	21,497	398	7.41
Total interest-earning assets	12,640,989	191,926	6.08	11,088,922	180,505	6.52

Liabilities:
Interest-bearing liabilities:
Securitized debt (3)	$6,235,270	$78,205	5.02%	$5,808,655	$72,985	5.03%
Collateralized financing agreements (4)	4,535,127	49,606	4.38	3,217,776	45,446	5.65
Other secured financing	23,809	356	5.99	—	—	—
8.875% Senior Notes	112,111	2,757	9.83	111,333	2,737	9.83
9.00% Senior Notes	72,900	1,812	9.94	72,429	1,800	9.94
Total interest-bearing liabilities	10,979,217	132,736	4.84	9,210,193	122,968	5.34
Net interest income/net interest rate spread (5)		59,190	1.24		57,537	1.18
Impact of net Swap carry (6)		11,045	0.40		15,254	0.66
Net interest rate spread (including the impact of net Swap carry)		$70,235	1.64%		$72,791	1.84%
Net interest-earning assets/net interest margin (7)	$1,661,772		2.23%	$1,878,729		2.63%
(1)Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost basis data for residential whole loans and securities, which excludes unrealized gains and losses. For GAAP reporting purposes, securities purchases and sales are reported on the trade date. Average amortized cost basis data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
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

Rate/Volume Analysis

	Three Months Ended March 31, 2026
	Compared to
	Three Months Ended March 31, 2025
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(463)	$(7,756)	$(8,219)
Securities, at fair value	23,744	(2,661)	21,083
Cash and cash equivalents	(1,069)	(467)	(1,536)
Other interest-earning assets	(24)	117	93
Total net change in income from interest-earning assets	$22,188	$(10,767)	$11,421

Interest-bearing liabilities:
Securitized debt	5,365	(145)	5,220
Residential whole loan financing agreements	$(4,710)	$(4,224)	$(8,934)
Securities, at fair value repurchase agreements	16,035	(2,933)	13,102
REO financing agreements	28	(36)	(8)
Other secured financing	356	—	356
8.875% Senior Notes	20	—	20
9.00% Senior Notes	12	—	12
Total net change in expense of interest-bearing liabilities	$17,106	$(7,338)	$9,768
Net change in net interest income	$5,082	$(3,429)	$1,653

Interest Income

Interest income on our Securities, at fair value portfolio for the three months ended March 31, 2026 increased by $21.1 million to $45.8 million from $24.7 million for the three months ended March 31, 2025. This increase primarily reflects an increase in the average amortized cost basis of the portfolio of $1.7 billion from purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 5.47% for the three months ended March 31, 2026, compared to 6.07% for the three months ended March 31, 2025.

Interest income on our residential whole loans for the three months ended March 31, 2026 decreased by $8.2 million, or 5.4%, to $143.1 million, compared to $151.3 million for the three months ended March 31, 2025. This decrease primarily reflects a decrease in the net yield on our residential whole loans portfolio to 6.42% for the three months ended March 31, 2026, compared to 6.77% for the three months ended March 31, 2025.

Interest income on our cash and other interest earning assets for the three months ended March 31, 2026 decreased by $1.4 million to $3.1 million, compared to $4.5 million for the three months ended March 31, 2025. This decrease primarily reflects a $140.1 million decrease in the average balance of, and a decrease in the yield earned to 2.91% for the three months ended March 31, 2026 from 3.33% for the three months ended March 31, 2025, on our cash and cash equivalents.

Interest Expense

Our interest expense for the three months ended March 31, 2026 increased by $9.8 million, or 7.9%, to $132.7 million, from $123.0 million for the three months ended March 31, 2025. This increase primarily reflects an increase in the average balances of securities repurchase agreements and securitized debt, partially offset by lower average balances of, and rates, on our residential whole loan financing agreements and lower financing rates on our securities repurchase agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the three months ended March 31, 2026, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $0.2 million compared to a provision for credit losses of $0.1 million for the three months ended March 31, 2025. The reversal of provision for the current period primarily reflects minor changes to modeling assumptions and the run-off of loans held at carrying value. The provision for the prior period primarily reflects minor changes to modeling assumptions, partially offset by the run-off of loans held at carrying value.
Provision for Credit Losses on Other Assets

For the three months ended March 31, 2026 and 2025, we had no provision for credit losses on Other Assets.
Other Income/(Loss), net

For the three months ended March 31, 2026, Other Income/(Loss), net was $(15.9) million, compared to an Other Income/(Loss), net of $24.5 million for the three months ended March 31, 2025. The components of Other Income/(Loss), net for the three months ended March 31, 2026 and 2025 are summarized in the table below:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Net gain/(loss) on residential whole loans measured at fair value through earnings	$(34,761)	$54,380
Impairment and other net gain/(loss) on securities and other portfolio investments	(38,270)	21,179
Net gain/(loss) on real estate owned	(2,981)	(1,508)
Net gain/(loss) on derivatives used for risk management purposes	30,726	(31,055)
Net gain/(loss) on securitized debt measured at fair value through earnings	19,845	(21,931)
Lima One mortgage banking income	7,660	5,437
Net realized gain/(loss) on residential whole loans held at carrying value	—	(539)
Other, net (1)	1,896	(1,451)
Other Income/(Loss), net	$(15,885)	$24,512
(1) Includes realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO of $(4.4) million and $(3.7) million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense decreased by $1.1 million to $22.2 million for the three months ended March 31, 2026, compared to $23.3 million for the three months ended March 31, 2025, primarily driven by lower Lima One salaries and benefits expense, partially offset by higher Lima One sales commissions.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses increased by $1.9 million to $12.2 million for the three months ended March 31, 2026, compared to $10.3 million for the three months ended March 31, 2025, primarily as a result of approximately $2.4 million in higher expense recognized on the acceleration of depreciation expense related to the remaining undepreciated tenant improvements at our current corporate headquarters, partially offset by lower costs associated with IT infrastructure.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $2.7 million, or 36.76%, primarily due to higher expenses recognized on upfront costs associated with two securitizations entered into in this period, compared to one in the prior period, as well as higher expenses recognized related to property preservation, taxes, insurance, and certain other non-recoverable carrying costs on our residential whole loan and REO portfolio.

Reconciliation of GAAP and Non-GAAP Financial Measures
Reconciliation of GAAP Net Income to non-GAAP Distributable Earnings and non-GAAP Distributable Earnings Prior to Realized Credit Losses
“Distributable earnings” is a non-GAAP financial measure of our operating performance, within the meaning of Regulation G and Item 10(e) of Regulation S-K, as promulgated by the Securities and Exchange Commission. Distributable earnings is determined by adjusting GAAP net income/(loss) by removing certain unrealized gains and losses, primarily on residential mortgage investments, associated debt, and hedges that are, in each case, accounted for at fair value through earnings, certain realized gains and losses, as well as certain non-cash expenses and securitization-related transaction costs. Realized gains and losses arising from loans sold to third-parties by Lima One shortly after the origination of such loans are included in Distributable earnings. The transaction costs are primarily comprised of costs only incurred at the time of execution of our securitizations and include costs such as underwriting fees, legal fees, diligence fees, bank fees and other similar transaction related expenses. These costs are all incurred prior to or at the execution of our securitizations and do not recur. Beginning in the first quarter of 2026, losses/(gains) recognized in GAAP Net income/(loss) related to the extinguishment of debt were also included in the adjustments for Securitized debt held at fair value and Securitization-related transaction costs. Prior periods have been revised to reflect the current presentation. Recurring expenses, such as servicing fees, custodial fees, trustee fees and other similar ongoing fees are not excluded from Distributable earnings. Management believes that the adjustments made to GAAP earnings result in the removal of (i) income or expenses that are not reflective of the longer term performance of our investment portfolio, (ii) certain non-cash expenses, and (iii) expense items required to be recognized solely due to the election of the fair value option on certain related residential mortgage assets and associated liabilities. Distributable earnings is one of the factors that our Board of Directors considers when evaluating distributions to our shareholders. Accordingly, we believe that the adjustments to compute Distributable earnings specified below provide investors and analysts with additional information to evaluate our financial results.

Beginning in the first quarter of 2026, we have also reported a non-GAAP “Distributable earnings prior to realized credit losses” metric, whereby an adjustment is made to reported Distributable earnings to exclude realized credit losses, net of recoveries for all residential whole loans held at fair value. Prior periods have been revised to reflect the current presentation. Management believes Distributable earnings prior to realized credit losses provides users of our financial statements with meaningful information to consider in addition to Net income/(loss) and cash flows from operating activities in accordance with GAAP. Distributable earnings prior to realized credit losses is one of the factors that our Board of Directors considers when evaluating distributions to our shareholders. As the timing of a realized credit loss on a loan can differ significantly from when the initial fair value adjustment with respect to a loan is reflected in GAAP net income/(loss), management believes that adjusting Distributable earnings for the realized credit losses described above can help readers better understand the operating results of our business prior to the impact of realized credit losses, as well as evaluate and compare the performance of our Company and our peers.
Distributable earnings and Distributable earnings prior to realized credit losses should be used in conjunction with results presented in accordance with GAAP. Distributable earnings and Distributable earnings prior to realized credit losses do not represent and should not be considered as a substitute for net income or cash flows from operating activities, each as determined in accordance with GAAP, and our calculation of these measures may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of our GAAP net income/(loss) used in the calculation of basic EPS to our non-GAAP Distributable earnings and non-GAAP Distributable earnings prior to realized credit losses for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
GAAP Net income/(loss) used in the calculation of basic EPS	$(11,726)	$43,402	$37,082	$22,424	$32,751
Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	34,761	(4,405)	(41,293)	(33,612)	(54,380)
Securities held at fair value	38,872	(14,898)	(17,798)	(4,008)	(20,201)
Residential whole loans and securities at carrying value	—	(1,399)	(668)	343	305
Interest rate swaps and ERIS swap futures	(20,007)	657	14,826	32,565	44,842
Securitized debt held at fair value	(22,901)	(1,586)	21,303	3,712	18,575
Other portfolio investments	(1,938)	582	462	(2,637)	(744)
Expense items:
Amortization of intangible assets	300	300	300	800	800
Equity based compensation	6,329	1,880	1,861	2,274	6,052
Securitization-related transaction costs	3,926	2,584	3,712	1,890	1,768
Depreciation	3,466	1,045	1,328	1,087	879
Total adjustments	42,808	(15,240)	(15,967)	2,414	(2,104)
Distributable earnings	$31,082	$28,162	$21,115	$24,838	$30,647
Adjustment – realized credit losses on Residential whole loans at fair value, net of recoveries	4,373	3,003	10,052	9,812	3,731
Distributable earnings prior to realized credit losses	$35,455	$31,165	$31,167	$34,650	$34,378

GAAP earnings/(loss) per basic common share	$(0.11)	$0.42	$0.36	$0.22	$0.32
Distributable earnings per basic common share	$0.30	$0.27	$0.20	$0.24	$0.30
Distributable earnings prior to realized credit losses per basic common share	$0.34	$0.30	$0.30	$0.33	$0.33
Weighted average common shares for basic earnings per share	104,253	103,061	103,683	103,705	103,777
Selected Financial Ratios (using Distributable earnings)
The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
March 31, 2026	1.26%	9.16%	1.20
December 31, 2025	1.20	8.39	1.33
September 30, 2025	1.07	6.94	1.80
June 30, 2025	1.21	7.66	1.50
March 31, 2025	1.37	8.39	1.24
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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
GAAP Total Stockholders’ Equity	$1,779.4	$1,827.7	$1,821.5	$1,822.1	$1,838.4
Preferred Stock, liquidation preference	(489.3)	(485.3)	(479.9)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,290.1	1,342.4	1,341.6	1,347.1	1,363.4
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	7.6	10.1	8.7	1.8	(6.3)
Fair value adjustment to Securitized debt, at carrying value	45.2	45.7	48.5	57.1	63.1
Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,342.9	$1,398.2	$1,398.8	$1,406.0	$1,420.2
GAAP book value per common share	$12.70	$13.20	$13.13	$13.12	$13.28
Economic book value per common share	$13.22	$13.75	$13.69	$13.69	$13.84
Number of shares of common stock outstanding	101.6	101.7	102.2	102.7	102.7

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
We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, and rights and/or units pursuant to our universal shelf registration statement.

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
On August 15, 2025, we entered into a distribution agreement pursuant to the terms of which we may, from time to time, offer and sell shares of our Series B Preferred Stock and/or our Series C Preferred Stock having an aggregate gross sales price of up to $100.0 million, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the “Preferred Stock ATM Program”). We sold an aggregate of approximately 160,454 shares of preferred stock through the Preferred Stock ATM Program during the three months ended March 31, 2026 for gross sales proceeds of approximately $3.6 million. As of March 31, 2026, approximately $86.9 million remained available under the current authorization for the Preferred Stock ATM Program.

On February 29, 2024, we entered into a distribution agreement pursuant to which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300 million, from time to time, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the Common Stock ATM Program). On August 15, 2025, this agreement was terminated and a new distribution agreement with substantially the same terms was executed. During the three months ended March 31, 2026, we did not sell any shares of common stock through the Common Stock ATM Program. At March 31, 2026, $300 million remained available under the Common Stock ATM Program.

In February 2024, we announced our Board had authorized a $200 million stock repurchase program with respect to our common stock, which was in effect through the end of 2025. Approximately $190 million remained available for repurchase under the stock repurchase program upon its expiration. In February 2026, our Board authorized a new $200 million stock repurchase program with respect to our common stock, which will be in effect through December 31, 2028. During the three months ended March 31, 2026, we repurchased 500,660 shares of our common stock through the stock repurchase program at an average cost of $10.00 per share and a total cost of approximately $5.0 million, net of fees and commissions paid to the sales agent of approximately $5,000. At March 31, 2026, $195 million remained available under the current Board authorization for the purchase of common stock under our stock repurchase program.
Financing Agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of March 31, 2026, we had $4.6 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $6.4 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the amount borrowed), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At March 31, 2026, we had unused financing capacity of approximately $2.8 billion across our financing arrangements for all collateral types.
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
At March 31, 2026, we had a total of $1.3 billion of residential whole loans, $3.3 billion of securities and $4.5 million of restricted cash pledged to our financing counterparties excluding securitized debt. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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
The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
March 31, 2026	$4,535,127	$4,637,513	$4,678,141	$6,251,779	$6,271,123	$6,271,123
December 31, 2025	4,112,718	4,394,746	4,546,089	6,299,024	6,336,462	6,336,462
September 30, 2025	3,463,727	3,294,404	3,536,947	6,015,557	6,353,973	6,353,973
June 30, 2025	3,429,344	3,417,505	3,573,607	5,864,368	5,904,033	5,964,106
March 31, 2025	3,217,776	3,309,541	3,309,541	5,774,172	5,873,718	5,873,718
(1)The information presented in the table above excludes Senior notes and Other secured financing (Note 6).

Cash Flows and Liquidity for the Three Months Ended March 31, 2026

Our cash, cash equivalents and restricted cash increased by $24.1 million during the three months ended March 31, 2026, reflecting: $225.6 million used in our investing activities, $178.7 million provided by our financing activities and $71.1 million provided by our operating activities.

At March 31, 2026, our debt-to-equity multiple was 6.3 times compared to 6.0 times at December 31, 2025. Our recourse leverage multiple at March 31, 2026 was 2.7 times compared to 2.5 times at December 31, 2025. At March 31, 2026, we had borrowings under asset-backed financing agreements of $4.6 billion, of which $1.5 billion were secured by residential whole loans,

$3.1 billion were secured by securities and $29.3 million were secured by REO. In addition, at March 31, 2026, we had securitized debt of $6.3 billion in connection with our loan securitization transactions. At December 31, 2025, we had borrowings under asset-backed financing agreements of $4.4 billion, of which $1.4 billion were secured by residential whole loans, $3.0 billion were secured by securities and $23.3 million were secured by REO. In addition, at December 31, 2025, we had securitized debt of $6.3 billion in connection with our loan securitization transactions.
During the three months ended March 31, 2026, $225.6 million was used in our investing activities. We utilized $0.7 billion for acquisitions and origination of residential whole loans, loan related investments and capitalized advances. During the three months ended March 31, 2026, we received $0.6 billion of principal payments on residential whole loans and loan related investments, $85.8 million of proceeds from the sale of residential whole loans, and $26.3 million of proceeds on sales of REO. In addition, during the three months ended March 31, 2026, we utilized $350.9 million for acquisitions of securities and received $128.1 million from principal payments on our securities and cash proceeds of $1.6 million from sales of securities and other assets.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged for Margin Activity			Cash and Securities Received for Reverse Margin	Net Assets Received/ (Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged for Margin
(In Thousands)
March 31, 2026	$117,425	$12,256	$129,681	$80,006	$(49,675)
December 31, 2025	118,636	8,661	127,297	122,020	(5,277)
September 30, 2025	34,529	18,697	53,226	62,671	9,445
June 30, 2025	63,384	10,109	73,493	81,349	7,856
March 31, 2025	15,676	18,471	34,147	37,890	3,743
(1) Excludes variation margin payments on our cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of March 31, 2026.
During the three months ended March 31, 2026, we paid $38.9 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $10.4 million on our preferred stock. On March 5, 2026, we declared our first quarter 2026 dividend on our common stock of $0.36 per share; on April 30, 2026, we paid this dividend, which totaled approximately $37.7 million, including dividend equivalents of approximately $1.1 million.

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

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio as of March 31, 2026. All changes in value are measured as the percentage change from the projected portfolio value under the base interest rate scenario as of March 31, 2026.

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Portfolio Value	Percentage Change in Total Stockholders' Equity
(Dollars in Thousands)
+100 Basis Point Increase	$(172,333)	(1.27)%	(9.69)%
+ 50 Basis Point Increase	$(75,514)	(0.56)%	(4.24)%
Actual as of March 31, 2026	$—	—%	—%
- 50 Basis Point Decrease	$54,210	0.40%	3.05%
-100 Basis Point Decrease	$87,115	0.64%	4.90%
(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our Swaps, securitized debt, and other fixed-rate debt.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of March 31, 2026. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.
The Shock Table quantifies the potential changes in portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. As of March 31, 2026, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.96 which is the weighted average of 3.21 for our Residential whole loans, 3.78 for our Securities investments, (2.61) for our derivative and other hedging transactions and securitized and other fixed rate debt, and zero for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.63), which is the weighted average of (0.33) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (1.46) for our Securities and zero for our Other assets and cash and cash equivalents.

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

The following table presents certain information about our Residential whole loans as of March 31, 2026:

	Non-QM loans		Single-family rental loans		Single-family transitional loans		Multifamily transitional loans		Legacy RPL/NPL loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%
Amortized cost basis	$5,393,796	$267,259	$1,200,439	$11,582	$625,957	$53,158	$338,874	$124,412	$777,693	$96,089
Unpaid principal balance (UPB)	$5,260,700	$262,870	$1,195,196	$11,810	$621,952	$51,898	$336,386	$121,841	$913,884	$153,833
Weighted average coupon (1)	6.7%	7.4%	6.3%	7.4%	10.2%	10.2%	10.3%	9.9%	5.1%	5.0%
Weighted average term to maturity (months)	336	345	308	306	6	—	2	1	235	287
Weighted average LTV (2)	63%	86%	65%	102%	65%	114%	63%	142%	45%	101%
Loans 90+ days delinquent UPB	$143,807	$24,218	$21,175	$6,177	$60,057	$29,366	$27,679	$53,815	$128,006	$30,659
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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Single-family transitional loans, totaling $228.4 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 77%. For certain Multifamily transitional loans, totaling $187.0 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 105%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of certain of our residential whole loan portfolio and in total as of March 31, 2026:

	Non-QM loans		Business purpose loans		Legacy RPL/NPL loans		All Loans
Rank	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB
1	CA	44.4%	FL	11.4%	CA	22.9%	CA	31.0%
2	FL	18.1%	GA	9.2%	NY	16.3%	FL	15.0%
3	TX	5.2%	TX	9.0%	FL	7.3%	TX	5.9%
4	AZ	3.1%	NC	6.2%	NJ	6.8%	NY	4.3%
5	GA	2.5%	OH	5.3%	MD	5.2%	GA	4.2%

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

As of March 31, 2026, we had access to various sources of liquidity, including $221.6 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, as of March 31, 2026, we had unencumbered residential whole loans and Agency MBS of $46.9 million and $174.8 million, respectively.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2026, of the design and operation of the Company’s disclosure controls and procedures. Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2026. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). There are no material changes from the risk factors set forth in the 2025 Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2025 Form 10-K. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

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

During the first quarter of 2026, the Company repurchased approximately $5.0 million of shares pursuant to the stock repurchase program. At March 31, 2026, approximately $195 million remained available under the current authorization for the purchase of the Company’s common stock under the stock repurchase program.

During the first quarter of 2026, the Company also withheld shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to satisfy tax and payroll withholding obligations resulting from the vesting and settlement of restricted stock awards and/or restricted stock units (RSUs).

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan
January 1-31, 2026:
Stock Repurchase Program	—	—	—	$200,000,000
Employee Transactions (2)	424,947	$9.57	N/A	N/A
February 1-28, 2026:
Stock Repurchase Program	—	—	—	$200,000,000
Employee Transactions (2)	—	—	N/A	N/A
March 1-31, 2026:
Stock Repurchase Program	500,660	$10.00	500,660	$195,000,000
Employee Transactions (2)				N/A
Total Stock Repurchase Program	500,660	$10.00	500,660	$195,000,000
Total Employee Transactions (2)	424,947	$9.57	N/A	N/A
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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025; (ii) our Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2026 and 2025; (iii) our Consolidated Statements of Comprehensive Income/(Loss) (Unaudited) for the three months ended March 31, 2026 and 2025; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2026 and 2025; (v) our Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2026 and 2025; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2026	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Michael Roper
Michael Roper
Senior Vice President and Chief Financial Officer

