Form 10-Q
period 2026-06-30
MFA FINANCIAL, INC.
filed 2026-08-05
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-13991
MFA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland		13-3974868
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

12 East 49th Street, 11th Floor - Suite 825
New York	New York	10017
(Address of principal executive offices)		(Zip Code)
 (212) 207-6400
(Registrant’s telephone number, including area code)
Former address - One Vanderbilt Ave., 48th Floor, New York, NY 10017
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
101,087,938 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 31, 2026.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Residential whole loans, net ($7,765,065 and $7,717,007 held at fair value, respectively) (1)(2)	$8,767,868	$8,810,354
Securities, at fair value (2)	4,147,194	3,360,280
Cash and cash equivalents	141,193	213,211
Restricted cash	169,029	173,457
Other assets (2)	428,408	489,147
Total Assets	$13,653,692	$13,046,449

Liabilities:
Financing agreements ($5,812,397 and $5,956,057 held at fair value, respectively)	$11,653,885	$10,940,014
Other liabilities	223,719	278,740
Total Liabilities	$11,877,604	$11,218,754

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 12,050 and 12,050 shares authorized, respectively; 8,278 and 8,125 shares issued and outstanding, respectively ($206,960 and $203,132 aggregate liquidation preference, respectively)	$83	$81
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 16,650 and 16,650 shares authorized, respectively; 11,386 and 11,286 shares issued and outstanding, respectively ($284,648 and $282,148 aggregate liquidation preference, respectively)	114	113
Common stock, $0.01 par value; 866,300 and 866,300 shares authorized, respectively; 101,088 and 101,663 shares issued and outstanding, respectively	1,011	1,017
Additional paid-in capital, in excess of par	3,718,716	3,718,350
Accumulated deficit	(1,945,991)	(1,895,541)
Accumulated other comprehensive income	2,155	3,675
Total Stockholders’ Equity	$1,776,088	$1,827,695
Total Liabilities and Stockholders’ Equity	$13,653,692	$13,046,449
(1)Includes approximately $7.2 billion and $7.6 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at June 30, 2026 and December 31, 2025, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2026	2025	2026	2025
Interest Income:
Residential whole loans	$140,951	$154,568	$284,042	$305,878
Securities, at fair value	52,770	28,778	98,523	53,448
Other interest-earning assets	481	528	972	926
Cash and cash equivalent investments	2,572	4,470	5,163	8,597
Interest Income	$196,774	$188,344	$388,700	$368,849

Interest Expense:
Asset-backed and other collateralized financing arrangements	$133,234	$122,523	$261,045	$240,954
Other interest expense	4,969	4,545	9,894	9,082
Interest Expense	$138,203	$127,068	$270,939	$250,036

Net Interest Income	$58,571	$61,276	$117,761	$118,813

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$62	$(791)	$304	$(936)
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	—
Net Interest Income after Reversal/(Provision) for Credit Losses	$58,633	$60,485	$118,065	$117,877

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$(45,480)	$23,799	$(84,613)	$74,449
Impairment and other net gain/(loss) on securities and other portfolio investments	(3,850)	6,645	(42,120)	27,824
Net gain/(loss) on real estate owned	(1,491)	(2,911)	(4,472)	(4,419)
Net gain/(loss) on derivatives	44,625	(18,251)	76,686	(49,306)
Net gain/(loss) on securitized debt measured at fair value through earnings	25,268	(7,105)	45,113	(29,036)
Lima One mortgage banking income	8,367	6,087	16,027	11,524
Net realized gain/(loss) on residential whole loans held at carrying value	—	(343)	—	(882)
Other, net	2,246	4,329	7,179	6,608
Other Income/(Loss), net	$29,685	$12,250	$13,800	$36,762

Operating and Other Expense:
Compensation and benefits	$17,992	$19,308	$40,151	$42,565
Other general and administrative expense	13,162	10,621	25,316	20,912
Loan servicing, financing and other related costs	10,066	8,584	19,984	15,836
Amortization of intangible assets	300	800	600	1,600
Operating and Other Expense	$41,520	$39,313	$86,051	$80,913

Income/(loss) before income taxes	$46,798	$33,422	$45,814	$73,726
Provision for/(benefit from) income taxes	—	238	—	(634)
Net Income/(Loss)	$46,798	$33,184	$45,814	$74,360
Less Preferred Stock Dividend Requirement	$10,559	$10,560	$20,983	$18,779
Net Income/(Loss) Available to Common Stock and Participating Securities	$36,239	$22,624	$24,831	$55,581

Basic Earnings/(Loss) per Common Share	$0.35	$0.22	$0.23	$0.53
Diluted Earnings/(Loss) per Common Share	$0.34	$0.21	$0.23	$0.52
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Net income/(loss)	$46,798	$33,184	$45,814	$74,360
Other Comprehensive Income/(Loss):
Unrealized gains/(losses) on securities available-for-sale	(767)	(3,327)	(1,520)	(4,361)
Reclassification adjustment for securities sales included in net income/(loss)	—	—	—	(226)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—
Other Comprehensive Income/(Loss)	(767)	(3,327)	(1,520)	(4,587)
Comprehensive Income/(Loss) before preferred stock dividends	$46,031	$29,857	$44,294	$69,773
Dividends required on preferred stock	(10,559)	(10,560)	(20,983)	(18,779)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$35,472	$19,297	$23,311	$50,994
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2026
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	8,125	$81	11,286	$113	101,663	$1,017	$3,718,350	$(1,895,541)	$3,675	$1,827,695
Net Income/(Loss)	—	—	—	—	—	—	—	(984)	—	(984)
Issuance of preferred stock, net of expenses	61	1	100	1	—		3,425			3,427
Issuance of common stock, net of expenses	—	—	—	—	858	8	(9)	—	—	(1)
Repurchase of shares of common stock (1)	—	—	—	—	(925)	(9)	(9,028)	—	—	(9,037)
Equity based compensation expense	—	—	—	—	—	—	6,071	—	—	6,071
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	225	2,596	—	2,821
Dividends declared on common stock ($0.36 per share)	—	—	—	—	—	—	—	(36,574)	—	(36,574)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,821)	—	(3,821)
Dividends declared on Series C Preferred Stock ($0.57991 per share)	—	—	—		—	—	—	(6,603)	—	(6,603)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(2,884)	—	(2,884)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(753)	(753)
Balance at March 31, 2026	8,186	$82	11,386	$114	101,596	$1,016	$3,719,034	$(1,943,811)	$2,922	$1,779,357
Net Income/(Loss)	—	—	—	—	—	—	—	46,798	—	46,798
Issuance of preferred stock, net of expenses	92	1	—	—	—	—	1,831	—	—	1,832
Issuance of common stock, net of expenses					34	—	(9)		—	(9)
Repurchase of shares of common stock	—	—	—	—	(542)	(5)	(5,121)	—	—	(5,126)
Equity based compensation expense	—	—	—	—			2,977	—	—	2,977
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	4	(889)	—	(885)
Dividends declared on common stock ($0.36 per share)	—	—	—	—	—	—	—	(36,392)	—	(36,392)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,863)	—	(3,863)
Dividends declared on Series C Preferred Stock ($0.58810 per share)	—	—	—	—	—	—	—	(6,696)	—	(6,696)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(1,138)	—	(1,138)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(767)	(767)
Balance at June 30, 2026	8,278	$83	11,386	$114	101,088	$1,011	$3,718,716	$(1,945,991)	$2,155	$1,776,088
(1)For the six months ended June 30, 2026 includes approximately $4.1 million (437,276 shares) surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2025
	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In Thousands, Except Per Share Amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	8,000	$80	11,000	$110	102,083	$1,021	$3,711,046	$(1,879,941)	$9,476	$1,841,792
Net Income/(Loss)	—	—	—	—	—	—	—	41,176	—	41,176
Issuance of preferred stock, net of expenses	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of expenses	—	—	—	—	1,081	11	(20)	—	—	(9)
Repurchase of shares of common stock (1)	—	—	—	—	(511)	(5)	(5,189)	—	—	(5,194)
Equity based compensation expense	—	—	—	—	—	—	5,791	—	—	5,791
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	1,296	431	—	1,727
Dividends declared on common stock ($0.36 per share)	—	—	—	—	—	—	—	(36,955)	—	(36,955)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(445)	—	(445)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,260)	(1,260)
Balance at March 31, 2025	8,000	$80	11,000	$110	102,653	$1,027	$3,712,924	$(1,883,953)	$8,216	$1,838,404
Net Income/(Loss)	—	—	—	—	—	—	—	33,184	—	33,184
Issuance of preferred stock, net of expenses	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of expenses	—	—	—	—	16	—	(20)	—	—	(20)
Repurchase of shares of common stock	—	—	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	3,039	—	—	3,039
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,020)	—	(1,020)
Dividends declared on common stock ($0.36 per share)	—	—	—	—	—	—	—	(36,961)	—	(36,961)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.61911 per share)	—	—	—	—	—	—	—	(6,810)	—	(6,810)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(612)	—	(612)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(3,327)	(3,327)
Balance at June 30, 2025	8,000	$80	11,000	$110	102,669	$1,027	$3,715,943	$(1,899,922)	$4,889	$1,822,127
(1)For the six months ended June 30, 2025 includes approximately $4.9 million (482,079 shares) surrendered for tax purposes related to equity-based compensation awards.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30,
(In Thousands)	2026	2025
Cash Flows From Operating Activities:
Net income/(loss)	$45,814	$74,360
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Net (gain)/loss on residential whole loans	65,057	(90,122)
Impairment and other net (gain)/loss on securities and other portfolio investments, net	42,120	(27,831)
Net (gain)/loss on real estate owned	4,519	4,442
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	6,115	(1,187)
Provision/(reversal of provision) for credit losses on residential whole loans and other assets	(304)	936
Net (gain)/loss on derivatives	(66,846)	60,233
Net (gain)/loss on securitized debt measured at fair value through earnings	(50,197)	22,287
Net margin received/(paid) for derivatives	52,236	(95,452)
Net other non-cash (gains)/losses included in net income	33,299	42,685
(Increase)/decrease in other assets	25,932	30,003
Increase/(decrease) in other liabilities	42,118	3,540
Net cash provided by/(used in) operating activities	$199,863	$23,894
Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(1,406,408)	$(1,351,673)
Proceeds from sales of residential whole loans	184,356	137,032
Principal payments on residential whole loans and loan related investments	1,123,736	1,230,027
Purchases of securities	(1,107,187)	(461,825)
Proceeds from sales of securities and other assets	1,561	2,617
Principal payments on securities	276,793	128,593
Proceeds from sales of real estate owned	57,103	46,640
Other investing activities	(43,481)	(13,463)
Net cash provided by/(used in) investing activities	$(913,527)	$(282,052)
Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(1,408,544)	$(1,099,127)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	2,260,776	1,594,942
Principal payments on other collateralized financing agreements	(1,698,737)	(881,267)
Proceeds from borrowings under other collateralized financing agreements	1,604,520	705,835
Payments made for other collateralized financing agreement related costs	(8,117)	(4,119)
Payments made for settlements and unwinds of Swaps	(6,223)	(17,174)
Proceeds from issuance of preferred stock, net of expenses	5,259	—
Proceeds from issuances of common stock, net of expenses	(19)	(40)
Payments made for the repurchase of common stock	(14,159)	(5,189)
Dividends paid on preferred stock	(20,983)	(18,779)
Dividends paid on common stock and dividend equivalents	(76,555)	(73,281)
Net cash provided by/(used in) financing activities	$637,218	$201,801
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(76,446)	$(56,357)
Cash, cash equivalents and restricted cash at beginning of period	$386,668	$601,312
Cash, cash equivalents and restricted cash at end of period	$310,222	$544,955

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$268,255	$249,519

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$46,988	$55,734
Dividends and dividend equivalents declared and unpaid	$37,570	$37,510
Payable for unsettled investment purchases	$—	$—
Increase/(decrease) in right-of-use lease asset from lease modification	$(32,581)	$—
Increase/(decrease) in lease liability from lease modification	$(36,509)	$—
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026

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

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations. Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2026 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2026 should not be construed as indicative of the results to be expected for the full year.

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

(b) Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed- and adjustable-rate residential mortgage loans acquired through consolidated trusts in secondary market transactions or originated by the Company’s indirect wholly owned subsidiary, Lima One Capital, LLC (together with its parent company, Lima One Holdings, LLC, “Lima One”). The accounting model utilized by the Company is determined at the time each loan package is initially acquired or each loan is originated. Prior to the second quarter of 2021, the Company typically elected the fair value option on loans that were 60 or more days delinquent at purchase. All other loans purchased prior to the second quarter of 2021 were typically held at carrying value. Starting in the second quarter of 2021, the Company began to elect the fair value option for all loans originated or acquired. The accounting model initially applied to loan originations and acquisitions is not permitted to be subsequently changed. Consequently, the Company is not permitted to retroactively apply fair value accounting to loans held at carrying value acquired in periods prior to the second quarter of 2021.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The Company’s residential whole loans pledged as collateral against financing agreements are included in the consolidated balance sheets with amounts pledged disclosed in Note 6. Purchases and sales of residential whole loans are recorded on the settlement date.

The Company’s residential whole loans are primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) business purpose loans primarily originated by Lima One, to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iii) short-term business purpose loans primarily originated by Lima One, collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”), (iv) short-term business purpose loans primarily originated by Lima One, collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to moderately rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans,” collectively with Single-family transitional loans, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans” and, collectively with Single-family rental loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Seasoned RPL/NPL loans”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans,” which are included in “Other loans”). Residential whole loans are initially recorded at their purchase price (or amount funded for originated loans). Interest income is accrued based on each loan’s current interest bearing balance and current interest rate. Interest income on loans acquired at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related servicing costs.

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

Charge-offs to the allowance for loan losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale; when a modification or restructuring takes place in which the Company grants a concession to a borrower or agree to a discount in full or partial satisfaction of the loan; when the Company takes ownership and control of the underlying collateral in full satisfaction of the loan; when loans are reclassified as other investments; or when significant collection efforts have ceased and it is highly likely that a loss has been realized.
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
JUNE 30, 2026
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

Certain Seasoned RPL/NPL loans acquired by the Company for which the Company did not elect the fair value option are accounted for as credit deteriorated as they have experienced a deterioration in credit quality since origination and prior to the Company’s purchase and were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of these loans have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. Consequently, these loans generally have a higher likelihood of default than newly originated mortgage loans with loan-to-value ratios (“LTVs”) of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Loans considered credit deteriorated are initially recorded at their purchase price on a net basis, after establishing an initial allowance for credit losses (their initial cost basis is equal to their purchase price plus the initial allowance for credit losses). Subsequent to acquisition, the gross recorded amount for these loans reflects the initial cost basis, plus accretion/amortization of interest income, less principal and interest cash flows received. These credit deteriorated loans are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded cost basis reduced by any allowance for credit losses. Interest income on such loans purchased is recorded each period based on the contractual coupon net of accretion/amortization of the difference between their cost basis and unpaid principal balance (“UPB”), subject to the Company’s nonaccrual policy.

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
JUNE 30, 2026
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

(d) Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less. Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company). The Company did not hold any cash pledged by its counterparties at June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $141.2 million and $213.2 million, respectively. At June 30, 2026 and December 31, 2025, the Company had $108.3 million and $181.3 million, respectively, of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e) Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, derivative instruments, consolidated securitization trusts and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due under financing agreements, derivative financial instrument counterparties and/or trust obligations or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements, Swaps and/or securitizations. The Company had aggregate restricted cash of $169.0 million and $173.5 million at June 30, 2026 and December 31, 2025, respectively (see Notes 5(e), 6 and 13).
(f) Goodwill & Intangible Assets

At June 30, 2026 and December 31, 2025, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $2.0 million and $2.6 million, respectively (net of amortization), primarily comprised of customer relationships (fully amortized as of June 30, 2025), non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software (fully amortized as of June 30, 2026) recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through June 30, 2026, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Certain multifamily REO properties and Commercial properties held within unconsolidated VIEs acquired by the Company are not immediately available for sale because the Company generally intends to stabilize the operations at such properties. Therefore, each property is measured at fair value at acquisition and then depreciated over the expected useful life. The amounts reported in the balance sheet at any given period represent the amortized cost basis of the property until there is a planned sale, at which point the carrying value would be updated to fair value less estimated selling costs.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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
JUNE 30, 2026
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

(o) Derivative Instruments

The Company may use derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk and prepayment risk. The objective of the Company’s risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios through the use of interest rate swap agreements and ERIS swap futures (collectively, “Swaps”). The Company may also use forward contracts in the Agency MBS “to-be-announced” market (“TBA securities”) to invest in, or periodically reduce exposure to, Agency MBS.

Derivative instruments are recognized in Other assets or Other liabilities in the Company’s consolidated balance sheets and are measured at fair value. None of the Company’s derivative instruments have been designated as hedging instruments for accounting purposes, therefore changes in fair value are reported in Net gain/(loss) on derivatives in the Company’s consolidated statements of operations.

The Company has entered into Swaps to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the interest rate swap, or entered into futures contracts designed to replicate the economics of such an arrangement. The Company’s Swaps are centrally cleared through a central clearinghouse. The central clearinghouse requires that the Company post an “initial margin” amount, which is subject to adjustment based on changes in market volatility and other factors. The Company also exchange daily settlements of “variation margin” based upon changes in fair value, as measured by the clearinghouse. The Company recognizes variation margin settlements as a direct reduction of the carrying value of the related Swap asset or liability.

The Company has also entered into TBA securities for the purchase or sale of a generic pool of Agency MBS at a predetermined price, face amount, issuer, coupon and maturity based on an agreed upon future date. The specific Agency MBS to be delivered per the contract are not known until shortly before the settlement date. These transactions in TBA securities are accounted for as derivative instruments because it is not probable that the Company will physically settle the contract. Prior to settlement, the Company may choose to move the settlement date to a later date, to terminate the contract and purchase a specific pool of Agency MBS, or to simultaneously sell an existing TBA security and purchase a similar TBA security for a later settlement date (together, referred to as a “TBA dollar roll transaction”). The Company accounts for TBA dollar roll transactions as a series of derivative transactions. The Agency MBS purchased for a forward settlement date are typically priced at a discount to equivalent securities settling in the current month. This difference, or “price drop,” is the economic equivalent of interest income on the underlying Agency MBS, less an implied funding cost, earned over the forward settlement period (referred to as “TBA dollar roll income”). Consequently, forward purchases of Agency MBS and dollar roll transactions represent a form of off-balance sheet financing.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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
(s) New Accounting Standards and Interpretations

As of June 30, 2026, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in the second quarter of 2026.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
3. Residential Whole Loans

Included on the Company’s consolidated balance sheets at June 30, 2026 and December 31, 2025 are approximately $8.8 billion and $8.8 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for loans that were 60 or more days delinquent at purchase.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at June 30, 2026 and December 31, 2025:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Non-QM loans	$530,198	$593,213	$5,141,822	$4,753,480	$5,672,020	$5,346,693
Business purpose loans:
Single-family rental loans	$78,747	$88,112	$1,075,637	$1,147,234	$1,154,384	$1,235,346
Single-family transitional loans (1) (2)	7,044	7,051	648,719	711,294	655,763	718,345
Multifamily transitional loans	—	—	320,882	489,637	320,882	489,637
Total Business purpose loans	$85,791	$95,163	$2,045,238	$2,348,165	$2,131,029	$2,443,328
Seasoned RPL/NPL loans	396,206	414,676	528,951	564,340	925,157	979,016
Other loans	—	—	49,054	51,022	49,054	51,022
Allowance for Credit Losses	(9,393)	(9,705)	—	—	(9,393)	(9,705)
Total Residential whole loans	$1,002,802	$1,093,347	$7,765,065	$7,717,007	$8,767,867	$8,810,354
Number of loans	4,661	4,941	18,772	18,824	23,433	23,765
(1)Includes $311.7 million and $300.2 million of loans collateralized by new construction projects at origination as of June 30, 2026 and December 31, 2025, respectively.
(2)No loans were held-for-sale as of June 30, 2026 and December 31, 2025. There were no gains/(losses) on held-for-sale loans for the six months ended June 30, 2026. As of June 30, 2025, no loans were held-for-sale. For the three months ended March 31, 2025, the Company recorded a $0.5 million loss on these loans resulting from the adjustment of their carrying value to the lower of cost or market. For the three months ended June 30, 2025, the Company recorded a $0.3 million loss on these loans resulting from their sale.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The following tables present additional information regarding the Company’s Residential whole loans:

June 30, 2026

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1) (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Days Past Due %
(Dollars In Thousands)									Past Due Days
								Current	30-59	60-89	90+
Non-QM loans	$5,670,728	$5,655,660	$5,684,786	6.70%	336	64%	740	$5,290,874	$153,057	$53,291	$187,564	4.2%
Business purpose loans:
Single-family rental	$1,153,464	$1,155,689	$1,166,676	6.35%	306	66%	741	$1,113,690	$23,882	$1,644	$27,460	2.5%
Single-family transitional (5)	654,221	654,585	671,699	10.09%	6	68%	754	559,111	20,782	13,167	78,639	13.7%
Multifamily transitional (5)	320,882	320,882	360,373	10.09%	2	90%	750	269,854	2,439	—	88,080	24.4%
Total business purpose loans	$2,128,567	$2,131,156	$2,198,748	8.11%		70%		$1,942,655	$47,103	$14,811	$194,179	9.5%
Seasoned RPL/NPL loans	919,518	934,422	1,042,205	5.07%	241	53%	646	756,263	105,823	35,606	144,513	17.3%
Other loans	49,054	49,054	57,968	3.43%	302	62%	757	57,464	504	—	—	—%
Residential whole loans, total or weighted average	$8,767,867	$8,770,292	$8,983,707	6.85%		64%		$8,047,256	$306,487	$103,708	$526,256	7.0%

December 31, 2025

	Asset Amount	Fair Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1) (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Days Past Due %
(Dollars In Thousands)									Past Due Days
								Current	30-59	60-89	90+
Non-QM loans	$5,344,968	$5,332,533	$5,322,321	6.74%	337	64%	738	$4,929,485	$170,509	$47,154	$175,173	4.2%
Business purpose loans:
Single-family rental	$1,234,428	$1,237,464	$1,246,745	6.34%	311	66%	740	$1,193,041	$22,309	$4,165	$27,230	2.5%
Single-family transitional (5)	717,303	717,702	732,059	10.31%	6	69%	750	599,798	48,180	2,535	81,546	11.5%
Multifamily transitional (5)	489,637	489,637	531,804	10.17%	1	64%	749	399,686	44,523	32,905	54,690	16.5%
Total Business purpose loans	$2,441,368	$2,444,803	$2,510,608	8.31%		66%		$2,192,525	$115,012	$39,605	$163,466	8.1%
Seasoned RPL/NPL loans	972,996	992,120	1,097,698	5.09%	245	54%	646	757,826	125,621	47,620	166,631	19.5%
Other loans	51,022	51,022	59,283	3.43%	308	63%	757	59,283	—	—	—	—%
Residential whole loans, total or weighted average	$8,810,354	$8,820,478	$8,989,910	6.98%		64%		$7,939,119	$411,142	$134,379	$505,270	7.1%
(1)Weighted average is calculated based on the interest-bearing principal balance of each loan within the related category. For loans acquired with servicing rights released by the seller, interest rates included in the calculation do not reflect loan servicing fees. For loans acquired with servicing rights retained by the seller, interest rates included in the calculation are net of servicing fees. Certain Transitional Loans contain contractual features which increase the loan’s interest rate following an event of default. The weighted average coupon presented is calculated based on each loan’s coupon rate without regard to post-default rate adjustments.
(2)For the quarter ended June 30, 2026, the gross coupon was 6.82% for Non-QM loans, 6.37% for Single-family rental loans, 10.10% for Single-family transitional loans, 10.10% for Multifamily transitional loans, and 5.08% for Seasoned RPL/NPL loans. For the quarter ended December 31, 2025, the gross coupon was 6.88% for Non-QM loans, 6.37% for Single-family rental loans, 10.32% for Single-family transitional loans, 10.18% for Multifamily transitional loans, and 5.10% for Seasoned RPL/NPL loans.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
Sales of Residential Whole Loans
During the first quarter of 2026, Single-family rental loans with an unpaid principal balance of $78.9 million were sold, realizing gains, before the impact of economic hedging gains/losses and the reversal of previously recognized unrealized gains, of $2.7 million. Upon sale, the Company reversed $1.2 million of previously recognized unrealized gains, resulting in a net gain on sale of $1.5 million during the first quarter of 2026. During the second quarter of 2026, Single-family rental loans with an unpaid principal balance of $92.2 million were sold, realizing gains, before the impact of economic hedging gains/losses and the reversal of previously recognized unrealized gains, of $2.3 million. Upon sale, the Company reversed $0.6 million of previously recognized unrealized gains, resulting in a net gain on sale of $1.7 million during the second quarter of 2026. Additionally, during the second quarter of 2026, Transitional loans with an unpaid principal balance of $10.8 million were sold, realizing losses, before the impact of economic hedging gains/losses and the reversal of previously recognized unrealized losses, of $7.1 million. Upon sale, the Company reversed $8.0 million of previously recognized unrealized losses, resulting in a net gain of $0.9 million during the second quarter of 2026.
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

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential whole loans, at carrying value:

	Six Months Ended June 30, 2026
(In Thousands)	Non-QM loans	Single-family rental loans	Single-family transitional loans (1)	Seasoned RPL/NPL loans (2)	Totals
Allowance for credit losses at December 31, 2025	$1,725	$918	$1,042	$6,020	$9,705
Current provision/(reversal)	(317)	(156)	114	117	(242)
Write-offs	—	—	—	(26)	(26)
Allowance for credit losses at March 31, 2026	$1,408	$762	$1,156	$6,111	$9,437
Current provision/(reversal)	(116)	158	386	(490)	(62)
Write-offs	—	—	—	18	18
Allowance for credit losses at June 30, 2026	$1,292	$920	$1,542	$5,639	$9,393

	Six Months Ended June 30, 2025
(In Thousands)	Non-QM loans	Single-family rental loans	Single-family transitional loans (1)	Seasoned RPL/NPL loans (2)	Totals
Allowance for credit losses at December 31, 2024	$2,125	$366	$1,389	$6,785	$10,665
Current provision/(reversal)	(197)	614	(88)	(184)	145
Write-offs	—	—	(436)	(180)	(616)
Allowance for credit losses at March 31, 2025	$1,928	$980	$865	$6,421	$10,194
Current provision/(reversal)	87	(43)	669	78	791
Write-offs	—	—	(1,022)	(14)	(1,036)
Allowance for credit losses at June 30, 2025	$2,015	$937	$512	$6,485	$9,949
(1)Includes $3.8 million and $5.2 million of loans that were assessed for credit losses based on a collateral dependent methodology as of June 30, 2026 and 2025, respectively.
(2)Includes $25.0 million and $31.8 million of loans that were assessed for credit losses based on a collateral dependent methodology as of June 30, 2026 and 2025, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
Estimates of credit losses under credit losses on financial instruments (“CECL”) are highly sensitive to changes in assumptions, and current economic conditions have increased the difficulty of accurately forecasting future conditions.
The carrying value of Residential whole loans on nonaccrual status as of June 30, 2026 and December 31, 2025 was $571.2 million and $579.9 million, respectively. During the three and six months ended June 30, 2026, the Company recognized $2.4 million and $5.1 million, respectively, of interest income on loans on nonaccrual status, including $1.6 million and $3.4 million, respectively, on its portfolio of loans which were non-performing at acquisition. At June 30, 2026 and December 31, 2025, there were approximately $23.0 million and $25.7 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.
During the three months ended June 30, 2026, the Company granted three loan modifications in its carrying value loan portfolio, including two term extensions and one interest rate reduction. As of June 30, 2026, the carrying value of these loans was approximately $0.84 million. As of June 30, 2026, these modifications were not delinquent for more than 30 days.
During the past 12 months, the Company granted eight loan modifications in its carrying value loan portfolio, which gave borrowers term extensions, with two of them including an interest rate reduction. The average increase in weighted average life was 1 month, and the weighted average interest rate reduction was 1.75%. As of June 30, 2026, the carrying value of these loans was approximately $1.33 million. As of June 30, 2026, only one of these loans was 120+ days delinquent.
The following table presents certain additional credit-related information regarding the Company’s Residential whole loans, at carrying value:

	Amortized Cost Basis by Origination Year and LTV Bands
(In Thousands)	2026 - 2022	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$527,764	$527,764
LTV > 80% (1)	—	2,434	2,434
Total Non-QM loans	$—	$530,198	$530,198
Six Months Ended June 30, 2026 Gross write-offs	$—	$—	$—
Business purpose loans
LTV <= 80% (1)	$—	$83,643	$83,643
LTV > 80% (1)	—	2,148	2,148
Total Business purpose loans	$—	$85,791	$85,791
Six Months Ended June 30, 2026 Gross write-offs	$—	$—	$—
Seasoned RPL/NPL loans
LTV <= 80% (1)	$—	$355,766	$355,766
LTV > 80% (1)	—	40,440	40,440
Total Seasoned RPL/NPL loans	$—	$396,206	$396,206
Six Months Ended June 30, 2026 Gross write-offs	$—	$8	$8
Total LTV <= 80% (1)	$—	$967,173	$967,173
Total LTV > 80% (1)	—	45,022	45,022
Total Residential whole loans, at carrying value	$—	$1,012,195	$1,012,195
Six Months Ended June 30, 2026 Total Gross write-offs	$—	$8	$8
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans that are less than 90 days delinquent, the LTV presented is generally the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, as of the most recent date available, which may be the origination date. For certain Single-family and Multifamily transitional loans that are 90 or more days delinquent, as well as certain performing loans for which an after repaired valuation was not available, the LTV presented is the ratio of the current unpaid principal balance of the loan to the estimated “as is” value of the collateral securing the related loan as of the most recent date available, which may be the origination date. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV is not meaningful.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The following table presents vintage information regarding the Company’s Residential whole loans, at fair value:

	Fair Value by Origination Year
(In Thousands)	2026	2025	2024	2023	2022	Prior	Total
Non-QM loans	$727,564	$1,647,412	$779,170	$455,301	$470,105	$1,062,270	$5,141,822
Business purpose loans:
Single-family rental loans	$64,589	$1,622	$37,118	$197,935	$456,264	$318,109	$1,075,637
Single-family transitional loans	162,463	302,550	97,744	70,458	12,550	2,954	648,719
Multifamily transitional loans	—	—	29,333	129,758	109,177	52,614	320,882
Total Business purpose loans	$227,052	$304,172	$164,195	$398,151	$577,991	$373,677	$2,045,238
Seasoned RPL/NPL loans	—	—	—	—	—	528,951	528,951
Other loans	—	—	—	—	—	49,054	49,054
Total Residential whole loans, at fair value	$954,616	$1,951,584	$943,365	$853,452	$1,048,096	$2,013,952	$7,765,065
The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Fair value realized and unrealized gain/(loss)	$(21,016)	$33,611	$(55,777)	$87,991
Realized credit losses, net of recoveries	(24,464)	(9,812)	(28,836)	(13,542)
Total Residential whole loans	$(45,480)	$23,799	$(84,613)	$74,449
The following table presents the fair value realized and unrealized gain/(loss) components of Net gain/(loss) on residential whole loans measured at fair value through earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Non-QM loans	$(22,900)	$28,122	$(42,284)	$73,318
Business purpose loans:
Single-family rental loans	$(2,202)	$11,178	$(751)	$29,010
Single-family transitional loans	(1,562)	(5,568)	(3,669)	(14,717)
Multifamily transitional loans	8,098	460	(1,838)	(1,475)
Total Business purpose loans	$4,334	$6,070	$(6,258)	$12,818
Seasoned RPL/NPL loans	(2,067)	(834)	(6,640)	114
Other loans	(383)	253	(595)	1,741
Total Residential whole loans	$(21,016)	$33,611	$(55,777)	$87,991
The following table presents realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO, recognized in Net gain/(loss) on residential whole loans measured at fair value through earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Non-QM loans	$(396)	$(649)	$(547)	$(785)
Business purpose loans:
Single-family rental loans	(574)	(3,148)	(600)	(4,344)
Single-family transitional loans	(1,110)	(1,351)	(4,435)	(3,524)
Multifamily transitional loans	(21,658)	(4,080)	(22,005)	(4,249)
Total Business purpose loans	(23,342)	(8,579)	(27,040)	(12,117)
Seasoned RPL/NPL loans	(726)	(584)	(1,249)	(640)
Other loans	—	—	—	—
Total Residential whole loans	$(24,464)	$(9,812)	$(28,836)	$(13,542)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	June 30, 2026
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Non-QM loans	$232,699	$240,855	66%
Business purpose loans:
Single-family rental loans	$28,055	$29,104	65%
Single-family transitional loans	77,713	91,806	85%
Multifamily transitional loans	50,176	88,080	160%
Total Business purpose loans	$155,944	$208,990
Seasoned RPL/NPL loans	164,439	180,119	60%
Other loans	—	—	—%
Total Residential whole loans	$553,082	$629,964

	December 31, 2025
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Non-QM loans	$218,793	$222,327	64%
Business purpose loans:
Single-family rental loans	$29,967	$31,395	68%
Single-family transitional loans	70,821	84,081	83%
Multifamily transitional loans	54,884	87,595	68%
Total Business purpose loans	$155,672	$203,071
Seasoned RPL/NPL loans	197,511	214,251	60%
Other loans	—	—	—%
Total Residential whole loans	$571,976	$639,649
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans that are less than 90 days delinquent, the LTV presented is generally the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, as of the most recent date available, which may be the origination date. For certain Single-family and Multifamily transitional loans that are 90 or more days delinquent, as well as certain performing loans for which an after repaired valuation was not available, the LTV presented is the ratio of the current unpaid principal balance of the loan to the estimated “as is” value of the collateral securing the related loan as of the most recent date available, which may be the origination date. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The following tables present the components of interest income on the Company’s Residential whole loans:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(In Thousands)	2026	2025	2026	2025	2026	2025
Non-QM loans	$7,536	$9,334	$75,483	$60,933	$83,019	$70,267
Business purpose loans:
Single-family rental loans	$1,063	$1,794	$17,088	$19,953	$18,151	$21,747
Single-family transitional loans	241	2,114	15,576	21,612	15,817	23,726
Multifamily transitional loans	—	—	6,773	17,308	6,773	17,308
Total Business purpose loans	$1,304	$3,908	$39,437	$58,873	$40,741	$62,781
Seasoned RPL/NPL loans	6,447	7,256	10,301	13,820	16,748	21,076
Other loans	—	—	443	444	443	444
Total Residential whole loans	$15,287	$20,498	$125,664	$134,070	$140,951	$154,568

	Held at Carrying Value		Held at Fair Value		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025	2026	2025
Non-QM loans	$15,721	$19,420	$148,837	$116,111	$164,558	$135,531
Business purpose loans:
Single-family rental loans	$2,698	$3,693	$34,967	$40,451	$37,665	$44,144
Single-family transitional loans	181	3,828	31,190	45,716	31,371	49,544
Multifamily transitional loans	—	—	15,223	37,262	15,223	37,262
Total Business purpose loans	$2,879	$7,521	$81,380	$123,429	$84,259	$130,950
Seasoned RPL/NPL loans	12,856	14,297	21,463	24,158	34,319	38,455
Other loans	—	—	906	942	906	942
Total Residential whole loans	$31,456	$41,238	$252,586	$264,640	$284,042	$305,878

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
4. Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

The following table presents certain information regarding the composition of the Company’s Agency MBS portfolio:
June 30, 2026

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
4.50% Coupon	$113,777	97.1%	96.2%	$109,459	8	3.5%
5.00% Coupon	1,635,300	99.4%	98.8%	1,615,241	8	4.4%
5.50% Coupon	2,116,748	100.3%	100.7%	2,132,259	17	14.0%
6.00% Coupon	224,281	100.1%	102.6%	230,056	32	26.3%
6.50% Coupon	4,040	101.0%	103.7%	4,192	31	26.3%
Total	$4,094,146	99.9%	99.9%	$4,091,207	14	10.6%
December 31, 2025

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)	CPR (1)
30-Year Fixed Rate:
5.00% Coupon	$859,115	99.5%	100.1%	$860,163	5	4.1%
5.50% Coupon	2,123,143	100.2%	101.7%	2,159,949	12	15.0%
6.00% Coupon	269,129	100.1%	103.1%	277,489	26	18.1%
6.50% Coupon	5,373	101.0%	104.3%	5,603	25	8.2%
Total	$3,256,760	100.0%	101.4%	$3,303,204	11	12.9%
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
CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. At June 30, 2026 and December 31, 2025, the Company had $34.5 million and $34.9 million, respectively, of CRT securities. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At June 30, 2026, and December 31, 2025, the Company had $21.5 million and $22.1 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency Eligible investor loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The following tables present certain information about the Company’s Agency MBS and other Securities:

June 30, 2026

(In Thousands)	Principal/Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$4,094,146	$15,009	$(20,884)	$—	$4,088,271	$21,790	$(18,854)	$2,936	$4,091,207
Other Securities (2)(3)(4)	59,309	5,405	(4,361)	(7,191)	53,162	3,192	(367)	2,825	55,987
Total residential mortgage securities (2)(3)(4)	$4,153,455	$20,414	$(25,245)	$(7,191)	$4,141,433	$24,982	$(19,221)	$5,761	$4,147,194

December 31, 2025

(In Thousands)	Principal/Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$3,256,760	$13,996	$(13,070)	$—	$3,257,686	$45,539	$(21)	$45,518	$3,303,204
Other Securities (2)(3)(4)	59,919	4,009	(4,657)	(7,191)	52,080	5,231	(235)	4,996	57,076
Total residential mortgage securities (2)(3)(4)	$3,316,679	$18,005	$(17,727)	$(7,191)	$3,309,766	$50,770	$(256)	$50,514	$3,360,280
(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at June 30, 2026 include CRT securities with a fair value of $21.4 million for which the fair value option has been elected. Such securities had approximately $0.5 million gross unrealized gains and no gross unrealized losses at June 30, 2026. Amounts disclosed at December 31, 2025 include CRT securities with a fair value of $21.7 million for which the fair value option has been elected. Such securities had approximately $0.9 million gross unrealized gains and no gross unrealized losses at December 31, 2025.
(4)Amounts disclosed at June 30, 2026 include Non-Agency MBS with a fair value of $21.5 million for which the fair value option has been elected. Such securities had approximately $0.5 million gross unrealized gains and $0.4 million gross unrealized losses at June 30, 2026. Amounts disclosed at December 31, 2025 include Non-Agency MBS with a fair value of $22.1 million for which the fair value option has been elected. Such securities had approximately $0.6 million gross unrealized gains and $0.2 million gross unrealized losses at December 31, 2025.
Sales of Residential Mortgage Securities

During the three and six months ended June 30, 2026, the Company did not sell any of its residential mortgage securities.

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
Impairment and Other Net Gain/(Loss) on Securities and Other Portfolio Investments

The following table presents the components of Impairment and other net gain/(loss) on securities and other portfolio investments, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Net unrealized gain/(loss) on securities	$(4,362)	$4,008	$(43,233)	$24,208
Net realized gain/(loss) from the sale of securities	—	—	—	234
Impairment of securities	—	—	—	—
Total Impairment and other net gain/(loss) on securities	(4,362)	4,008	(43,233)	24,442
Net unrealized gain/(loss) on other portfolio investments	501	2,636	3,928	3,389
Net realized gain/(loss) on other portfolio investments	11	1	(2,815)	(7)
Reversal of impairment/(impairment) on other portfolio investments	—	—	—	—
Total Impairment and other net gain/(loss) on securities and other portfolio investments	$(3,850)	$6,645	$(42,120)	$27,824

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities (whose changes in fair value are recorded through OCI) at June 30, 2026.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three and six months ended June 30, 2026 and 2025.
Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities (whose changes in fair value are recorded through OCI) on its AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$2,922	$8,216	$3,675	$9,476
Unrealized gain/(loss) on securities available-for-sale	(767)	(3,327)	(1,520)	(4,361)
Reclassification adjustment for MBS sales included in net income	—	—	—	(226)
Change in AOCI from AFS securities	(767)	(3,327)	(1,520)	(4,587)
Balance at end of period	$2,155	$4,889	$2,155	$4,889

Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Agency MBS
Coupon interest	$51,179	$22,856	$95,585	$43,776
Effective yield adjustment (1)(2)	(130)	60	(419)	61
Interest income	$51,049	$22,916	$95,166	$43,837
Other MBS
Coupon interest	$830	$1,435	$1,664	$2,963
Effective yield adjustment (1)(2)	891	371	1,693	498
Interest income	$1,721	$1,806	$3,357	$3,461
Term notes backed by MSR collateral
Coupon interest	$—	$696	$—	$1,789
Effective yield adjustment (2)(3)	—	3,360	—	4,361
Interest income	$—	$4,056	$—	$6,150
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
5. Other Assets

The following table presents the components of the Company’s Other assets at June 30, 2026 and December 31, 2025:

(In Thousands)	June 30, 2026	December 31, 2025
REO	$128,090	$135,035
Commercial REO	12,762	19,885
Goodwill	61,076	61,076
Intangibles, net (1)	2,000	2,600
Capital contributions made to loan origination partners	21,088	20,182
Commercial loans	4,510	6,079
Interest receivable	108,840	111,118
Other loan related receivables	7,054	8,874
Lease right-of-use asset (2)	9,358	42,810
Other	73,630	81,488
Total Other Assets	$428,408	$489,147
(1)Net of aggregate accumulated amortization of $26.0 million and $25.4 million as of June 30, 2026 and December 31, 2025, respectively.
(2)An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease as of December 31, 2025, and an estimated incremental borrowing rate of 8.0% was used in connection with Lima One’s headquarters lease (see Notes 2 and 9).
(a) Real Estate Owned and Commercial REO

The following table summarizes the aggregate carrying value of REO properties by loan source prior to foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement.

(Dollars In Thousands)	June 30, 2026	December 31, 2025
Non-QM loans	$13,003	$12,066
Business purpose loans	73,454	80,822
Seasoned RPL/NPL loans	41,633	42,147
Total	$128,090	$135,035
Number of properties	298	322
At June 30, 2026, $128.1 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or a similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $40.7 million of residential whole loans held at carrying value and $228.1 million of residential whole loans held at fair value at June 30, 2026.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The following table presents the activity in the Company’s REO for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars In Thousands)	2026	2025	2026	2025
Balance at beginning of period	$138,651	$130,634	$135,035	$130,854
Adjustments to record at lower of cost or fair value	(3,060)	(3,565)	(7,078)	(6,777)
Transfer from residential whole loans (1)	21,735	30,286	46,988	55,734
Purchases and capital improvements, net	9	182	34	317
Disposals and other (2)	(29,245)	(21,713)	(46,889)	(44,304)
Balance at end of period	$128,090	$135,824	$128,090	$135,824
Number of properties	298	377	298	377
(1)During the three and six months ended June 30, 2026, the Company recognized $(10.5) million and $(10.7) million of gains/(losses), respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO. During the three and six months ended June 30, 2025, the Company recognized $(4.4) million and $(4.4) million of gains/(losses), respectively, on Residential whole loans in Other Income/(Loss), net associated with the transfer of loans to REO.
(2)During the three and six months ended June 30, 2026, the Company sold 76 and 144 REO properties for consideration of $30.7 million and $48.8 million, realizing net gains of approximately $1.6 million and $2.1 million, respectively. During the three and six months ended June 30, 2025, the Company sold 107 and 201 REO properties for consideration of $21.8 million and $46.0 million, realizing net gains of approximately $0.6 million and $2.3 million, respectively. These amounts are included in Other Income/(Loss), net on the Company’s consolidated statements of operations.
Commercial REO

In the third quarter of 2024, the Company received 75% and 49% interests, respectively, in two VIEs through foreclosure of a multifamily property and a senior living facility underlying delinquent commercial mortgage loans. Each of these entities was determined to be a VIE but the Company was not determined to be the primary beneficiary; as a result, the investments in the entities are considered equity method investments. Each entity accounts for its respective commercial REO property (the “Commercial REO”) similarly to the manner in which the Company accounts for its residential REO. The entities generally do not own any other significant assets or carry any significant liabilities, except that the two entities contain properties encumbered by third-party financing. As of December 31, 2025, one property was considered held-for-investment and one property was considered held-for-sale. During the quarter ended June 30, 2026, the property that was held-for-investment was transferred to held-for-sale status. During the six months ended June 30, 2026, the senior living facility property considered held-for-sale was sold for net proceeds of $17.4 million, with the Company’s share of the net realized gain totaling $0.4 million.

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
The amortization period for each of the finite lived intangible assets and the activity for the six months ended June 30, 2026 are summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2025	Amortization Six months ended June 30, 2026	Carrying Value at June 30, 2026	Amortization Period (Years) (1)
Trademarks / Trade Names	$2,200	$(200)	$2,000	10
Internally Developed Software	400	(400)	—	5
Total Identified Intangibles	$2,600	$(600)	$2,000
(1)Amortization is calculated on a straight-line basis over the amortization period.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At June 30, 2026, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $21.1 million, including $6.0 million of common equity (including partnership interests) and $15.1 million of preferred equity.

During the six months ended June 30, 2026 and 2025, there were no impairment charges recorded by the Company on its investments in loan origination partners.

Prior to December 31, 2024, the Company had elected to account for certain of these investments pursuant to the fair value option, where changes in estimated fair value were recorded in the statement of operations. Such changes in estimated fair value resulted in gains (losses) being recorded of $0.5 million and $0.9 million during the three and six months ended June 30, 2026, respectively, and $2.6 million and $3.4 million during the three and six months ended June 30, 2025, respectively.

For certain of the Company’s investments, the interests acquired to date by the Company generally do not have a readily determinable fair value. Consequently, the Company accounts for these interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. In addition, for certain partners, options or warrants have also been acquired that provide the Company with the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results.
(d) Commercial Mortgage Loans

As of December 31, 2025, the Company owned two participations in commercial mortgage bridge loans, which are accounted for at fair value under the fair value option, and are classified as Level 3 fair value measurements in the fair value hierarchy. Each of the participations is 75% of the total UPB of the related loans and the remaining interest in each loan was retained by the originator of such loan. The commercial mortgage loans are collateralized by one multifamily property and one office property. The commercial mortgage loans are first liens and bear variable interest rates. During the six months ended June 30, 2026, the commercial mortgage loan secured by the office property was sold for $1.6 million, realizing losses, before the impact of the reversal of previously recognized unrealized losses, of $2.8 million. Upon sale, the Company reversed $3.0 million of previously recognized unrealized losses, resulting in a net gain on sale of $0.2 million. Only the commercial mortgage loan secured by the multifamily property remains as of June 30, 2026.
The following table presents certain additional information about the Company’s commercial mortgage loans as of June 30, 2026 and December 31, 2025:

(Dollars In Thousands)	Fair Value / Carrying Value	UPB	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	UPB 60+ Days Delinquent	Weighted Average LTV Ratio
Commercial Loans - June 30, 2026	$4,510	$4,510	10.58%	0	$4,510	80%
Commercial Loans - December 31, 2025	$6,079	$9,385	10.60%	0	$9,385	189%
(1)Commercial Loans contain contractual features which increase the loan’s interest rate following an event of default. The weighted average coupon presented is calculated based on each loan’s coupon rate without regard to post-default rate adjustments.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(e) Derivative Instruments

Swaps

The Company’s derivative instruments include both interest rate swap agreements and ERIS swap futures, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the interest rate swap, or entered into futures contracts designed to replicate the economics of such an arrangement. At June 30, 2026, none of the Company’s Swaps were designated as hedges for accounting purposes.

Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero.

The following table presents the assets pledged as collateral against the Company’s Swaps:

(In Thousands)	June 30, 2026	December 31, 2025
Agency MBS, at fair value	$29,404	$32,015
Restricted Cash	38,141	24,317

As of June 30, 2026, the Company had Swaps with an aggregate notional amount of $5.7 billion and an average maturity of approximately 52 months with a maximum term of approximately 123 months. The following table presents information about the Company’s Swaps at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Maturity (1)	Notional Amount (2)	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (3)	Notional Amount (2)	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (3)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$—	—%	—%
Over 30 days to 3 months	—	—	—	—	—	—
Over 3 months to 6 months	450,000	1.12	3.68	—	—	—
Over 6 months to 12 months	975,000	1.73	3.68	450,000	1.12	3.87
Over 12 months to 24 months	90,000	3.25	3.68	1,065,000	1.85	3.87
Over 24 months to 36 months	733,000	3.13	3.68	341,500	3.23	3.87
Over 36 months to 48 months	22,800	3.17	3.68	332,800	2.96	3.87
Over 48 months to 60 months	1,849,700	3.35	3.68	1,463,900	3.36	3.87
Over 60 months to 72 months	29,000	3.99	3.68	—	—	—
Over 72 months	1,554,200	3.60	3.68	827,300	3.36	3.87
Total Swaps	$5,703,700	2.94%	3.68%	$4,480,500	2.74%	3.87%
(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)As of June 30, 2026, the aggregate notional amounts of Swaps include $2.1 billion of interest rate swap agreements and $3.6 billion of ERIS swap futures. As of December 31, 2025, the aggregate notional amounts of Swaps include $2.1 billion of interest rate swap agreements and $2.4 billion of ERIS swap futures.
(3)Reflects the benchmark variable rate due from the counterparty at the date presented. This rate adjusts daily based on SOFR.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
Impact of Derivative Instruments on Earnings

The following table presents the components of Net gain/(loss) on derivatives, which is presented in Other Income/(Loss), net in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Income on Swaps variable receive leg	$48,777	$36,850	$92,187	$70,927
Expense on Swaps fixed pay leg	(37,946)	(21,367)	(70,311)	(40,191)
Unrealized mark-to-market gain/(loss)	33,155	(15,391)	59,921	(60,233)
Net price alignment expense on margin collateral received	(714)	(1,169)	(1,041)	(2,635)
Realized gain/(loss) on terminated Swaps	536	(17,174)	(6,223)	(17,174)
Net gain/(loss) on TBA long positions	(168)	—	1,168	—
TBA dollar roll income	985	—	985	—
Total Net gain/(loss) on derivatives	$44,625	$(18,251)	$76,686	$(49,306)
TBA Securities
The Company entered into long positions in certain TBA securities in order to acquire Agency MBS. The table below summarizes open long positions in TBA securities as of June 30, 2026, which had an aggregate value of $2.7 million and were included in Other assets on the Company’s consolidated balance sheets. The Company did not have any open positions in TBA securities at December 31, 2025.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Notional Amount	Settlement Date	Notional Amount	Settlement Date
TBA Security
MBS 30 year 5.0% coupon	$128,000	7/13/2026	$—	—
MBS 30 year 5.5% coupon	$350,000	7/13/2026	$—	—

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
6. Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at June 30, 2026 and December 31, 2025:

	June 30, 2026
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,479,431	$1,479,006	5.42%	10.6
Agreements with mark-to-market collateral provisions	Securities	3,686,157	3,686,157	3.78%	0.5
Total Agreements with mark-to-market collateral provisions		$5,165,588	$5,165,163	4.27%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	71,313	71,309	5.69%	7.3
Securitized debt	Residential whole loans	6,290,579	6,203,332	5.00%	See Note 14
Other secured financing (3)	Other	28,516	28,516	5.94%	48.6
8.875% Senior Notes due 2029	Unsecured	115,000	112,455	9.83%	31.6
9.00% Senior Notes due 2029	Unsecured	75,000	73,110	9.94%	37.5
Impact of net Swap carry				(0.37)%
Total Financing agreements (2)		$11,745,996	$11,653,885	4.40%

	December 31, 2025
(Dollars In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential whole loans and REO	$1,332,593	$1,331,967	5.72%	11.4
Agreements with mark-to-market collateral provisions	Securities	2,980,762	2,980,762	4.18%	0.4
Total Agreements with mark-to-market collateral provisions		$4,313,355	$4,312,729	4.71%
Agreements with non-mark-to-market collateral provisions	Residential whole loans and REO	82,019	82,016	6.44%	14.5
Securitized debt	Residential whole loans	6,377,576	6,336,462	5.10%	See Note 14
Other secured financing (3)	Other	23,908	23,908	6.40%	54.4
8.875% Senior Notes due 2029	Unsecured	115,000	112,041	9.83%	37.5
9.00% Senior Notes due 2029	Unsecured	75,000	72,858	9.94%	43.5
Impact of net Swap carry				(0.54)%
Total Financing agreements (2)		$10,986,858	$10,940,014	4.51%
(1)The Company has both financing agreements held at fair value and financing agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At June 30, 2026, the Company had $30.1 million of agreements with mark-to-market collateral provisions held at fair value, $26.1 million of agreements with non-mark-to-market collateral provisions held at fair value, and $5.8 billion of securitized debt held at fair value, with amortized cost basis of $30.1 million, $26.1 million, and $5.8 billion, respectively. At December 31, 2025, the Company had $61.1 million of agreements with mark-to-market collateral provisions held at fair value, $48.2 million of agreements with non-mark-to-market collateral provisions held at fair value, and $5.8 billion of securitized debt held at fair value, with amortized cost basis of $61.1 million, $48.2 million, and $5.9 billion, respectively.
(2)Weighted average cost of funding reflects annualized quarter-to-date interest expense (inclusive of the amortization of deferred financing costs) divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net Swap carry (the difference between Swap interest income received and Swap interest expense paid) on the Company’s Swaps. For the three months ended June 30, 2026, this decreased the overall funding cost by 37 basis points, and for the three months ended December 31, 2025, this decreased the overall funding cost by 54 basis points. The Company does not allocate the impact of the net Swap carry by type of financing agreement.
(3)Up to $25 million of the unpaid principal balance is subject to a 60-day call period at the counterparty’s option.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of June 30, 2026
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months	3-6 Months	6-12 Months	Greater than 12 Months (1)	Total
Agreements with mark-to-market collateral provisions	Residential whole loans	$523,926	$45,399	$473,581	$436,525	$1,479,431
Agreements with mark-to-market collateral provisions	Securities	3,686,157	—	—	—	3,686,157
Total Agreements with mark-to-market collateral provisions		4,210,083	45,399	473,581	436,525	5,165,588
Agreements with non-mark-to-market collateral provisions	Residential whole loans	28,300	16,925	—	26,088	71,313
(1)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an agreement with mark-to-market collateral provisions with $406.4 million outstanding. The longest maturity is approximately 27 months.

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at June 30, 2026 and December 31, 2025:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Mark-to-market financing agreements secured by residential whole loans (1)	$1,449,401	$1,308,661
Fair value of residential whole loans pledged as collateral under financing agreements	$1,778,651	$1,642,252
Weighted average haircut on residential whole loans (2)	18.49%	20.28%
Mark-to-market financing agreements secured by securities at fair value	$3,686,157	$2,980,762
Securities at fair value pledged as collateral under financing agreements	$3,821,520	$3,107,405
Weighted average haircut on securities at fair value (2)	3.33%	3.82%
Mark-to-market financing agreements secured by real estate owned	$29,606	$23,307
Fair value of real estate owned pledged as collateral under financing agreements	$49,189	$41,072
Weighted average haircut on real estate owned (2)	39.71%	42.24%
(1)Includes an aggregate of $285.8 million and $466.9 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $357.4 million and $600.0 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of June 30, 2026 and December 31, 2025, respectively.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the amount borrowed.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at June 30, 2026 and December 31, 2025:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Non-mark-to-market financing secured by residential whole loans	$71,309	$82,016
Fair value of residential whole loans pledged as collateral under financing agreements	$90,091	$115,326
Weighted average haircut on residential whole loans	20.84%	28.88%
Non-mark-to-market financing secured by real estate owned	$—	$—
Fair value of real estate owned pledged as collateral under financing agreements	$—	$—
Weighted average haircut on real estate owned	—%	—%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements, including securitized debt, of $26.1 million and $25.5 million at June 30, 2026 and December 31, 2025, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$5,236,901	4.25%	$4,395,375	4.49%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$5,236,901	4.25%	$4,395,375	4.49%

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 17 and 16 counterparties at June 30, 2026 and December 31, 2025, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2026:

	June 30, 2026
Counterparty	Amount at Risk (1)	Weighted Average Months to Maturity	Percent of Stockholders’ Equity
(Dollars in Thousands)
Wells Fargo	$91,743	1.4	5.17%
(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.

(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1)	Total
Assets:
Residential whole loans (2)	$7,230,840	$90,091	$1,422,570	$8,743,501
Securities, at fair value	—	—	3,821,520	3,821,520
Other assets: REO	45,463	—	43,672	89,135
Total	$7,276,303	$90,091	$5,287,762	$12,654,156

	December 31, 2025
	Financing Agreements
(In Thousands)	Securitized	Non-Mark-to-Market (1)	Mark-to-Market (1)	Total
Assets:
Residential whole loans (2)	$7,605,654	$115,326	$1,043,363	$8,764,343
Securities, at fair value	—	—	3,107,405	3,107,405
Other assets: REO	52,370	—	37,002	89,372
Total	$7,658,024	$115,326	$4,187,770	$11,961,120
(1)An aggregate of $32.2 million and $27.0 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financing agreements had also been pledged as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes an aggregate of $285.8 million and $466.9 million of mark-to-market financing collateralized by Non-Agency MBS with a fair value of $357.4 million and $600.0 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation as of June 30, 2026 and December 31, 2025, respectively.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at June 30, 2026 and December 31, 2025:

(In Thousands)	June 30, 2026	December 31, 2025
Dividends and dividend equivalents payable	$37,570	$37,136
Lease liability	14,381	53,431
Accrued interest payable	37,934	36,369
Accrued expenses and other	133,834	151,804
Total Other Liabilities	$223,719	$278,740
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2026, December 31, 2025 or June 30, 2025. As of the date of this filing, the Company’s tax returns for tax years 2022 through 2024 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at June 30, 2026 and December 31, 2025 are presented in the following table:

(In Thousands)	June 30, 2026	December 31, 2025
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$113,255	$104,004
Unrealized mark-to-market, impairments and loss provisions	17,683	17,602
Other realized / unrealized treatment differences	(47,490)	(39,080)
Total deferred tax assets	83,448	82,526
Less: valuation allowance	(83,448)	(82,526)
Net deferred tax assets	$—	$—
Realization of the Company’s DTAs at June 30, 2026 is dependent on several factors, including generating sufficient taxable income to utilize net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

No net deferred tax benefit was recorded by the Company for the three and six months ended June 30, 2026 and 2025, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At June 30, 2026, the Company’s federal NOL carryforward from prior years was $410.1 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The following table summarizes the Company’s income tax provision/(benefit) primarily recorded at the Company’s domestic TRS entities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Current provision/(benefit)
Federal	$—	$238	$—	$(486)
State	—	—	—	(148)
Total current provision/(benefit)	—	238	—	(634)
Deferred provision/(benefit)
Federal	—	—	—	—
State	—	—	—	—
Total deferred provision/(benefit)	—	—	—	—
Total provision/(benefit)	$—	$238	$—	$(634)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at June 30, 2026 and 2025:

	Six months ended
	June 30, 2026		June 30, 2025
(Dollars in Thousands)	Amount	Percentage	Amount	Percentage
U.S. Federal statutory tax rate	9,621	21.0%	15,482	21.0%
State and local taxes, net of federal income tax effect (1)	—	—%	148	0.2%
Changes in valuation allowances	762	1.7%	16,694	22.6%
Nontaxable or nondeductible items
REIT GAAP income or loss not subject to federal income tax	(15,791)	(34.5)%	(16,236)	(22.0)%
VIE income or loss	5,926	12.9%	(9,804)	(13.3)%
TRS permanent differences	32	0.1%	168	0.2%
Basis difference in contributed assets to subsidiaries	(536)	(1.2)%	(7,063)	(9.5)%
Other adjustments	(14)	—%	(23)	—%
Effective tax rate	—	—%	(634)	(0.8)%
(1)No jurisdictions materially contributed to the majority (greater than 50%) of the net tax effect in this category for 2026. The jurisdictions that contributed to the majority (greater than 50%) of the tax effect in this category include California, Maine, Minnesota, New Jersey, and Pennsylvania for 2025.
The amount of cash taxes paid by (refunded to) the Company by jurisdiction:

Six months ended
(In Thousands)	June 30, 2026
Federal	$—
Other states	—
Total cash taxes paid (refunded)	$—
9. Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the three months ended June 30, 2026 and 2025, the Company recorded an expense in connection with this lease of approximately $0.1 million and $1.3 million, respectively, and $1.1 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively. In February 2026, the Company entered into an agreement with the landlord for the former corporate headquarters to accelerate the contractual expiration of its lease with 30 days’ notice or by November 30, 2026. The Company did not pay any early termination fee in connection with this agreement and exited the space in June 2026. In connection with the lease modification and exit, the Company modified the right-of-use assets and lease obligations and recognized a gain of approximately $3.4 million for the three months ended March 31, 2026 and $0.5 million for the three months ended June 30, 2026. Further, the Company recognized accelerated depreciation expense related to the remaining undepreciated tenant improvements at the Company’s former corporate headquarters totaling approximately $2.4 million for the three months ended March 31, 2026 and $4.9 million for the three months ended June 30, 2026.

In February 2026, the Company entered into a ten-year lease agreement for new corporate headquarters office space located in New York City, with an expected lease commencement date in the fourth quarter of 2026, and expected future annual rental expense of approximately $1.8 million.

Additionally, in December 2024, Lima One executed a new office lease for its headquarters in Greenville, South Carolina. Lima One moved into the new office space on July 15, 2025. For the three and six months ended June 30, 2026, the Company recorded an expense in connection with this lease of approximately $0.6 million and $1.1 million, respectively. The original term specified in this lease is approximately nine years with a termination date of December 2033 and two options to renew for an additional four years for the first extension and an additional five years for the second extension.

The Company recognized total lease expense of $0.7 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively, which is included in Other general and administrative expense on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
At June 30, 2026, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) for the Company’s lease commitments were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2026 (1)	$1,279
2027	2,676
2028	2,492
2029	2,474
2030	2,458
Thereafter	7,799
Total	$19,178
Present Value Discount	(4,797)
Total Lease Liability (Note 7)	$14,381
(1)Reflects contractual minimum rental payments due for the period from July 1, 2026 through December 31, 2026.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of June 30, 2026, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

(c) Loan Commitments

At June 30, 2026, the Company had unfunded commitments in connection with its Single-family and Multifamily transitional loans of $314.4 million and $15.6 million, respectively (see Note 3). These commitments are subject to certain conditions that the respective borrowers must meet before funding is required. In addition, from time to time, Lima One makes short-term commitments to originate mortgage loans; such commitments were not significant at June 30, 2026.
(d) Guarantee

In connection with one of its investments in a loan origination partner, as of June 30, 2026, the Company has guaranteed up to $51 million of such investee’s warehouse financing. As of June 30, 2026, the Company has not recorded a loss in connection with this guarantee.
(e) Litigation

The Company reserves for contingent liabilities when it is determined that a liability is probable and reasonably estimable. Litigation is subject to many factors that are difficult to predict, so there can be no assurance that, in the event of a material unfavorable result in one or more claims, the Company will not incur material costs.

The Company is not presently named as a defendant in any material litigation arising outside the ordinary course of business. However, the Company is from time to time involved in litigation arising in the course of its business activities. As of June 30, 2026, the Company has an aggregate litigation reserve totaling $1.1 million and estimates additional reasonably possible losses of up to $1.1 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
10. Stockholders’ Equity

(a) Preferred Stock

7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)
On April 15, 2013, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. On August 15, 2025, the Company filed an articles supplementary to the amended and restated articles of incorporation, which increased the number of authorized shares of Series B Preferred Stock to 12.1 million. Also on August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may, from time to time, offer and sell shares of its preferred stock having an aggregate gross sales price of up to $100.0 million. During the six months ended June 30, 2026, 153,121 shares of Series B Preferred Stock were issued for gross proceeds of approximately $3.1 million.

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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2025 through June 30, 2026:

Declaration Date	Record Date	Payment Date	Annual Dividend Rate	Dividend Per Share
May 20, 2026	June 4, 2026	June 30, 2026	7.50%	$0.46875
February 19, 2026	March 4, 2026	March 31, 2026	7.50	0.46875
November 20, 2025	December 4, 2025	December 31, 2025	7.50	0.46875
August 21, 2025	September 4, 2025	September 30, 2025	7.50	0.46875
May 19, 2025	June 4, 2025	June 30, 2025	7.50	0.46875
February 18, 2025	March 4, 2025	March 31, 2025	7.50	0.46875
6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”)

On February 28, 2020, the Company amended its charter through the filing of articles supplementary to reclassify 12,650,000 shares of the Company’s authorized but unissued common stock as shares of the Company’s Series C Preferred Stock. On March 2, 2020, the Company completed the issuance of 11.0 million shares of its Series C Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The total net proceeds the Company received from the offering were approximately $266.0 million, after deducting offering expenses and the underwriting discount. On August 15, 2025, the Company filed an articles supplementary to the amended and restated articles of incorporation, which increased the number of authorized shares of Series C Preferred Stock to 16.7 million. Also on August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may, from time to time, offer and sell shares of its preferred stock having an aggregate gross sales price of up to $100.0 million. During the six months ended June 30, 2026, 100,015 shares of Series C Preferred Stock were issued for gross proceeds of approximately $2.3 million.
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
JUNE 30, 2026
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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2025 through June 30, 2026:

Declaration Date	Record Date	Payment Date	Annual Dividend Rate	Dividend Per Share
May 20, 2026	June 4, 2026	June 30, 2026	9.30622%	$0.588100
February 19, 2026	March 4, 2026	March 31, 2026	9.27855	0.579910
November 20, 2025	December 4, 2025	December 31, 2025	9.60811	0.613850
September 2, 2025	September 4, 2025	September 30, 2025	9.90226	0.639521
May 19, 2025	June 4, 2025	June 30, 2025	9.90578	0.619110
February 18, 2025	March 4, 2025	March 31, 2025	6.50000	0.406250
(b) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2025 through June 30, 2026:

Declaration Date	Record Date	Payment Date	Dividend Per Share
June 11, 2026	June 30, 2026	July 31, 2026	$0.36	(1)
March 5, 2026	March 31, 2026	April 30, 2026	0.36
December 11, 2025	December 31, 2025	January 30, 2026	0.36
September 11, 2025	September 30, 2025	October 31, 2025	0.36
June 12, 2025	June 30, 2025	July 31, 2025	0.36
March 6, 2025	March 31, 2025	April 30, 2025	0.36
(1) At June 30, 2026, the Company had accrued dividends and dividend equivalents payable of $37.6 million related to the common stock dividend declared on June 11, 2026.
(c) Preferred Stock At-the-Market Offering Program
On August 15, 2025, the Company entered into a distribution agreement pursuant to the terms of which the Company may, from time to time, offer and sell shares of its Series B Preferred Stock and/or its Series C Preferred Stock having an aggregate gross sales price of up to $100.0 million, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (the “Preferred Stock ATM Program”). The Company sold an aggregate of 92,682 and 253,136 shares of preferred stock through the Preferred Stock ATM Program during the three and six months ended June 30, 2026 for gross sales proceeds of approximately $1.9 million and $5.4 million, respectively. As of June 30, 2026, approximately $85.0 million remained available under the Preferred Stock ATM Program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

The Company did not sell any shares of common stock through the Common Stock ATM Program during the six months ended June 30, 2026 and 2025.

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

During the three and six months ended June 30, 2026, the Company repurchased 529,378 and 1,030,038 shares of its common stock through the stock repurchase program at an average cost of approximately $9.46 and $9.72 per share and a total cost of approximately $5.0 million and $10.0 million, net, respectively. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2025. At June 30, 2026, approximately $190 million remained available under the current authorization for the purchase of the Company’s common stock under the stock repurchase program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(f) Accumulated Other Comprehensive Income/(Loss)

The following tables present changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$2,922	$—	$2,922	$3,675	$—	$3,675
OCI before reclassifications	(767)	—	(767)	(1,520)	—	(1,520)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net OCI during the period (2)	(767)	—	(767)	(1,520)	—	(1,520)
Balance at end of period	$2,155	$—	$2,155	$2,155	$—	$2,155

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$8,216	$—	$8,216	$9,476	$—	$9,476
OCI before reclassifications	(3,327)	—	(3,327)	(4,361)	—	(4,361)
Amounts reclassified from AOCI	—	—	—	(226)	—	(226)
Net OCI during the period (2)	(3,327)	—	(3,327)	(4,587)	—	(4,587)
Balance at end of period	$4,889	$—	$4,889	$4,889	$—	$4,889
(1) Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2) For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

11. EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2026	2025	2026	2025
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$46,798	$33,184	$45,814	$74,360
Dividends declared on preferred stock	(10,559)	(10,560)	(20,983)	(18,779)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(309)	(200)	(627)	(406)
Net income/(loss) attributable to common stockholders - basic	$35,930	$22,424	$24,204	$55,175
Basic weighted average common shares outstanding	103,674	103,705	103,962	103,740
Basic Earnings/(Loss) per Share	$0.35	$0.22	$0.23	$0.53

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$35,930	$22,424	$24,204	$55,175
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	—	—	—
Net income/(loss) attributable to common stockholders - diluted	$35,930	$22,424	$24,204	$55,175
Basic weighted average common shares outstanding	103,674	103,705	103,962	103,740
Unvested and vested restricted stock units	1,764	1,602	1,691	1,536
Diluted weighted average common shares outstanding (1)	105,438	105,307	105,653	105,276
Diluted Earnings/(Loss) per Share	$0.34	$0.21	$0.23	$0.52
(1)At June 30, 2026 and 2025, the Company had approximately 1,021,000 and 931,000 equity instruments outstanding that were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2026 and 2025, as they were determined to be anti-dilutive. These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $9.94 and $10.45, respectively. These equity instruments may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.2 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit. At June 30, 2026, approximately 7.3 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan. A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock. Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 3, 2035.
Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date. Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of June 30, 2026 are designated to be settled in shares of the Company’s common stock. The Company granted 111,305 and 2,201,805 RSUs during the three and six months ended June 30, 2026, respectively, and granted 107,184 and 1,560,201 RSUs during the three and six months ended June 30, 2025, respectively. There were 28,778 RSUs forfeited during the three and six months ended June 30, 2026, and 11,313 and 273,983 RSUs forfeited during the three and six months ended June 30, 2025, respectively. There were 437,276 and 482,079 RSUs surrendered to satisfy tax obligations during the six months ended June 30, 2026 and 2025, respectively. All holders of RSUs outstanding at June 30, 2026 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time of settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled. At June 30, 2026 and December 31, 2025, the Company had unrecognized compensation expense of $11.9 million and $7.2 million, respectively, related to RSUs. The unrecognized compensation expense at June 30, 2026, is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the six months ended June 30, 2026 and 2025. At June 30, 2026, the Company did not have any unvested shares of restricted common stock outstanding, and no restricted shares vested during the six months ended June 30, 2026 and 2025.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock. Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion. Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest. The Company made dividend equivalent payments associated with RSU awards of approximately $1.1 million and $3.4 million during the three and six months ended June 30, 2026, respectively, and approximately $0.3 million and $0.6 million during the three and six months ended June 30, 2025, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the six months ended June 30, 2026 and 2025.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
RSUs	$2,214	$2,274	$8,543	$8,326
Total	$2,214	$2,274	$8,543	$8,326
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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date. The following table presents the Company’s expenses (reversal) related to its Deferred Plans for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Non-employee directors	$127	$(99)	$315	$1
Total	$127	$(99)	$315	$1

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2026 and December 31, 2025 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,671	$2,976	$2,742	$2,738
Total	$2,671	$2,976	$2,742	$2,738
(1) Represents the cumulative amounts that were deferred by participants through June 30, 2026 and December 31, 2025, which had not been distributed through such respective date.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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
JUNE 30, 2026
Financing Agreements, at Fair Value

Agreements with mark-to-market collateral provisions

These agreements are secured and subject to margin calls and their base interest rates reset frequently to market-based rates. As a result, no credit valuation adjustment is required, and the primary factor in determining their fair value is the credit spread paid over the base rate, which is a non-observable input as it is determined based on negotiations with the counterparty. The Company’s financing agreements with mark-to-market collateral provisions held at fair value are classified as Level 2 in the fair value hierarchy if the credit spreads used to price the instrument reset frequently, which is typically the case with shorter term repurchase agreement contracts collateralized by securities. Financing agreements with mark-to-market collateral provisions that are typically longer term and are collateralized by residential whole loans where the credit spread paid over the base rate on the instrument is not reset frequently are classified as Level 3 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at June 30, 2026

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$49,054	$7,716,011	$7,765,065
Securities, at fair value	—	4,147,194	—	4,147,194
Total assets carried at fair value	$—	$4,196,248	$7,716,011	$11,912,259
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$26,088	$26,088
Agreements with mark-to-market collateral provisions	—	—	30,130	30,130
Securitized debt	—	5,756,179	—	5,756,179
Total liabilities carried at fair value	$—	$5,756,179	$56,218	$5,812,397

Fair Value at December 31, 2025

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$51,022	$7,665,985	$7,717,007
Securities, at fair value	—	3,360,280	—	3,360,280
Total assets carried at fair value	$—	$3,411,302	$7,665,985	$11,077,287
Liabilities:
Agreements with non-mark-to-market collateral provisions	—	—	48,245	48,245
Agreements with mark-to-market collateral provisions	—	—	61,068	61,068
Securitized debt	—	5,846,744	—	5,846,744
Total liabilities carried at fair value	$—	$5,846,744	$109,313	$5,956,057

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and six months ended June 30, 2026 and 2025 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Balance at beginning of period	$7,689,431	$7,478,930	$7,665,985	$7,459,137
Purchases and originations	646,990	641,130	1,247,763	1,146,821
Draws	84,858	103,681	155,220	204,851
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	(13,570)	41,603	(48,053)	94,503
Repayments	(557,475)	(590,099)	(1,063,779)	(1,139,317)
Loan sales and repurchases	(103,342)	(68,497)	(186,531)	(138,849)
Transfer to REO	(30,881)	(29,570)	(54,594)	(49,968)
Balance at end of period	$7,716,011	$7,577,178	$7,716,011	$7,577,178

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The following table presents additional information for the three and six months ended June 30, 2026 and 2025 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Balance at beginning of period	$32,368	$184,389	$48,245	$284,843
Issuances	—	—	—
Payment of principal	(6,280)	(107,509)	(22,157)	(207,963)
Changes in unrealized losses	—	—	—	—
Balance at end of period	$26,088	$76,880	$26,088	$76,880

The following table presents additional information for the three and six months ended June 30, 2026 and 2025 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Balance at beginning of period	$82,144	$11,543	$61,068	$19,782
Issuances	—	191,050	—	191,050
Payment of principal	(52,014)	(5,169)	(30,938)	(13,408)
Changes in unrealized losses	—	—	—	—
Balance at end of period	$30,130	$197,424	$30,130	$197,424

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of June 30, 2026 and December 31, 2025, dollars in thousands:

June 30, 2026
Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range
				Min	Max
$7,344,950	Discounted cash flow	Discount rate	6.6%	5.6%	11.5%
		Prepayment rate	17.5%	—%	50.3%
		Default rate	1.6%	—%	64.5%
		Loss severity	11.2%	—%	100.0%
$350,014	Liquidation model	Discount rate	8.6%	8.0%	15.0%
		Annual change in home prices	1.5%	(1.0)%	6.6%
		Liquidation timeline (in years)	1.8	0.7	4.5
		Current value of underlying properties (3)	$747	$30	$8,500
$7,694,964
(1)Excludes approximately $21.0 million of Residential whole loans, at fair value, with a UPB of $29.9 million, which were marked-to-market, but not based on a model, at June 30, 2026.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2026 and December 31, 2025:

	June 30, 2026	June 30, 2026		December 31, 2025
(In Thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential whole loans	3	$8,718,814	$8,721,237	$8,759,332	$8,769,457
Residential whole loans	2	49,054	49,054	51,022	51,022
Securities, at fair value	2	4,147,194	4,147,194	3,360,280	3,360,280
Cash and cash equivalents	1	141,193	141,193	213,211	213,211
Restricted cash	1	169,029	169,029	173,457	173,457
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	71,309	71,313	82,016	82,019
Financing agreements with mark-to-market collateral provisions	3	1,479,006	1,479,431	1,331,968	1,332,593
Financing agreements with mark-to-market collateral provisions	2	3,686,157	3,686,157	2,980,762	2,980,762
Securitized debt	2	6,203,332	6,155,793	6,336,462	6,290,788
Other secured financing	3	28,516	28,516	23,908	23,908
8.875% Senior Notes	2	112,456	114,018	112,041	114,616
9.00% Senior Notes	2	73,110	74,888	72,858	75,338
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

REO - During the six months ended June 30, 2026 and 2025, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $47.0 million and $55.7 million, respectively, at the time of foreclosure. During the six months ended June 30, 2026, the Company reclassified one REO property originally classified as held for investment to held for sale status and marked it down to its estimated fair value, less estimated cost to sell, of $2.1 million.

Commercial REO - During the six months ended June 30, 2026 and 2025, the Company did not record any new Commercial REO. During the six months ended June 30, 2026, the Company recorded valuation adjustments on Commercial REO totaling $(0.8) million. During the six months ended June 30, 2025, the Company did not record any valuation adjustments on Commercial REO.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of June 30, 2026 and December 31, 2025:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Aggregate unpaid principal balance of residential whole loans sold	$11,370,985	$11,489,998
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$10,290,858	$10,142,071
Outstanding amount of Senior Bonds, at carrying value (1)	$447,153	$489,718
Outstanding amount of Senior Bonds, at fair value	$5,756,179	$5,846,744
Outstanding amount of Senior Bonds, total	$6,203,332	$6,336,462
Weighted average rate for Senior Bonds issued (2) (3)	5.07%	5.07%
Weighted average contractual maturity of Senior Bonds (3)	39 years	37 years
Face amount of Senior Support Certificates received by the Company (4)	$1,039,123	$1,307,153
Cash received	$10,220,276	$10,061,131
(1)Net of $0.8 million and $0.9 million of deferred financing costs at June 30, 2026 and December 31, 2025, respectively.
(2)At June 30, 2026, 99.0% and 1.0% of Senior Bonds had a fixed and variable rate, respectively. At December 31, 2025, 99.6% and 0.4% of Senior Bonds had a fixed and variable rate, respectively.
(3)At June 30, 2026 and December 31, 2025, $4.6 billion and $4.7 billion, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100 or 300 basis points at defined dates ranging from 36 months, up to 48 months from issuance if the bond is not redeemed before such date.
(4)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three and six months ended June 30, 2026, the Company issued Senior Bonds with a current face of $772.2 million and $1.5 billion to third-party investors for proceeds of $771.8 million and $1.5 billion before offering costs and accrued interest. During the three and six months ended June 30, 2025, the Company issued Senior Bonds with a current face of $291.3 million and $574.7 million to third-party investors for proceeds of $291.3 million and $574.7 million before offering costs and accrued interest. The Senior Bonds issued by the Company during the three and six months ended June 30, 2026 and2025 are included in Financing agreements on the Company’s consolidated balance sheets (see Note 6). During the three months ended March 31, 2026, the Company liquidated three SPEs (which had been formed in 2023) and repaid the remaining $470.1 million of outstanding Senior Bonds issued by such SPEs. During the three months ended June 30, 2026, the Company liquidated four SPEs (which had been formed in 2022, 2023, and 2024) and repaid the remaining $385.1 million of outstanding Senior Bonds issued by such SPEs.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
As of June 30, 2026 and December 31, 2025, as a result of the transactions described above, securitized loans of approximately $7.2 billion and $7.6 billion are included in Residential whole loans and REO with a carrying value of approximately $45.5 million and $52.4 million are included in Other assets on the Company’s consolidated balance sheets, respectively. As of June 30, 2026 and December 31, 2025, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $6.2 billion and $6.3 billion, respectively. These Senior Bonds are disclosed as Securitized debt and are included in Financing agreements on the Company’s consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The Company also has interests in certain entities which are deemed to be VIEs that hold commercial property (see Note 5). The Company’s maximum exposure to loss with respect to these entities is their carrying value, which aggregated $12.8 million at June 30, 2026.

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025 are a total of $8.8 billion and $8.8 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
15. Segment Reporting

At June 30, 2026, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured senior notes (see Note 6), securitization issuance costs, and preferred stock dividends. The Company’s segments are managed by its “chief operating decision maker” or “CODM” as defined under GAAP; the Company’s CODM is its Chief Executive Officer. The CODM utilizes the segment reporting as part of their analysis of relative segment performance in deciding where to focus resources to enhance the Company’s future performance.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended June 30, 2026
Interest Income	$155,380	$39,909	$1,485	$196,774
Interest Expense	108,287	25,339	4,577	138,203
Net Interest Income/(Expense)	$47,093	$14,570	$(3,092)	$58,571
Reversal/(Provision) for Credit Losses on Residential Whole Loans	62	—	—	62
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$47,155	$14,570	$(3,092)	$58,633

Net gain/(loss) on residential whole loans measured at fair value through earnings	$(26,768)	$(18,712)	$—	$(45,480)
Impairment and other net gain/(loss) on securities and other portfolio investments	(4,362)	11	501	(3,850)
Net gain/(loss) on real estate owned	534	(2,025)	—	(1,491)
Net gain/(loss) on derivatives	40,009	4,616	—	44,625
Net gain/(loss) on securitized debt measured at fair value through earnings	20,843	4,425	—	25,268
Lima One mortgage banking income	—	8,367	—	8,367
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	—	—
Other, net	(326)	1,685	887	2,246
Other Income/(Loss), net	$29,930	$(1,633)	$1,388	$29,685

Compensation and benefits	$—	$8,926	$9,066	$17,992
Other general and administrative expense	—	4,086	9,076	13,162
Loan servicing, financing and other related costs	3,780	2,169	4,117	10,066
Amortization of intangible assets	—	300	—	300
Income/(loss) before income taxes	$73,305	$(2,544)	$(23,963)	$46,798
Provision for/(benefit from) income taxes	—	—	—	—
Net Income/(Loss)	$73,305	$(2,544)	$(23,963)	$46,798

Less Preferred Stock Dividend Requirement	$—	$—	$10,559	$10,559
Net Income/(Loss) Available to Common Stock and Participating Securities	$73,305	$(2,544)	$(34,522)	$36,239

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended June 30, 2025
Interest Income	$125,987	$59,830	$2,527	$188,344
Interest Expense	84,424	38,099	4,545	127,068
Net Interest Income/(Expense)	$41,563	$21,731	$(2,018)	$61,276
Reversal/(Provision) for Credit Losses on Residential Whole Loans	(791)	—	—	(791)
Provision for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$40,772	$21,731	$(2,018)	$60,485

Net gain/(loss) on residential whole loans measured at fair value through earnings	$26,675	$(2,876)	$—	$23,799
Impairment and other net gain/(loss) on securities and other portfolio investments	4,007	2	2,636	6,645
Net gain/(loss) on real estate owned	(1,374)	(1,537)	—	(2,911)
Net gain/(loss) on derivatives	(15,289)	(2,962)	—	(18,251)
Net gain/(loss) on securitized debt measured at fair value through earnings	(8,607)	1,502	—	(7,105)
Lima One mortgage banking income	—	6,087	—	6,087
Net realized gain/(loss) on residential whole loans held at carrying value	(343)	—	—	(343)
Other, net	(681)	3,972	1,038	4,329
Other Income/(Loss), net	$4,388	$4,188	$3,674	$12,250

Compensation and benefits	$—	$9,700	$9,608	$19,308
Other general and administrative expense	(30)	4,867	5,784	10,621
Loan servicing, financing and other related costs	4,790	1,796	1,998	8,584
Amortization of intangible assets	—	800	—	800
Income/(loss) before income taxes	$40,400	$8,756	$(15,734)	$33,422
Provision for/(benefit from) income taxes	—	—	238	238
Net Income/(Loss)	$40,400	$8,756	$(15,972)	$33,184

Less Preferred Stock Dividend Requirement	$—	$—	$10,560	$10,560
Net Income/(Loss) Available to Common Stock and Participating Securities	$40,400	$8,756	$(26,532)	$22,624

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Six months ended June 30, 2026
Interest Income	$303,567	$82,046	$3,087	$388,700
Interest Expense	209,550	52,244	9,145	270,939
Net Interest Income/(Expense)	$94,017	$29,802	$(6,058)	$117,761
Reversal/(Provision) for Credit Losses on Residential Whole Loans	304	—	—	304
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$94,321	$29,802	$(6,058)	$118,065

Net gain/(loss) on residential whole loans measured at fair value through earnings	$(51,687)	$(32,926)	$—	$(84,613)
Impairment and other net gain/(loss) on securities and other portfolio investments	(43,051)	25	906	(42,120)
Net gain/(loss) on real estate owned	917	(5,389)	—	(4,472)
Net gain/(loss) on derivatives	69,408	7,278	—	76,686
Net gain/(loss) on securitized debt measured at fair value through earnings	36,977	8,136	—	45,113
Lima One mortgage banking income	—	16,027	—	16,027
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	—	—
Other, net	(50)	2,474	4,755	7,179
Other Income/(Loss), net	$12,514	$(4,375)	$5,661	$13,800

Compensation and benefits	$—	$17,808	$22,343	$40,151
Other general and administrative expense	—	8,398	16,918	25,316
Loan servicing, financing and other related costs	7,389	4,523	8,072	19,984
Amortization of intangible assets	—	600	—	600
Income/(loss) before income taxes	$99,446	$(5,902)	$(47,730)	$45,814
Provision for/(benefit from) income taxes	—	—	—	—
Net Income/(Loss)	$99,446	$(5,902)	$(47,730)	$45,814

Less Preferred Stock Dividend Requirement	$—	$—	$20,983	$20,983
Net Income/(Loss) Available to Common Stock and Participating Securities	$99,446	$(5,902)	$(68,713)	$24,831

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Six months ended June 30, 2025
Interest Income	$238,753	$125,102	$4,994	$368,849
Interest Expense	161,783	79,171	9,082	250,036
Net Interest Income/(Expense)	$76,970	$45,931	$(4,088)	$118,813
Reversal/(Provision) for Credit Losses on Residential Whole Loans	(936)	—	—	(936)
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—	—
Net Interest Income/(Expense) after Reversal/(Provision) for Credit Losses	$76,034	$45,931	$(4,088)	$117,877

Net gain/(loss) on residential whole loans measured at fair value through earnings	$75,107	$(658)	$—	$74,449
Impairment and other net gain/(loss) on securities and other portfolio investments	24,442	(7)	3,389	27,824
Net gain/(loss) on real estate owned	(1,305)	(3,114)	—	(4,419)
Net gain/(loss) on derivatives	(40,852)	(8,454)	—	(49,306)
Net gain/(loss) on securitized debt measured at fair value through earnings	(25,756)	(3,280)	—	(29,036)
Lima One mortgage banking income	—	11,524	—	11,524
Net realized gain/(loss) on residential whole loans held at carrying value	(882)	—	—	(882)
Other, net	(1,195)	5,475	2,328	6,608
Other Income/(Loss), net	$29,559	$1,486	$5,717	$36,762

Compensation and benefits	$—	$19,493	$23,072	$42,565
Other general and administrative expense	(22)	9,243	11,691	20,912
Loan servicing, financing and other related costs	9,032	2,944	3,860	15,836
Amortization of intangible assets	—	1,600	—	1,600
Income/(loss) before income taxes	$96,583	$14,137	$(36,994)	$73,726
Provision for/(benefit from) income taxes	—	—	(634)	(634)
Net Income/(Loss)	$96,583	$14,137	$(36,360)	$74,360

Less Preferred Stock Dividend Requirement	$—	$—	$18,779	$18,779
Net Income/(Loss) Available to Common Stock and Participating Securities	$96,583	$14,137	$(55,139)	$55,581

(In Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
June 30, 2026
Total Assets	$11,186,791	$2,299,954	$166,947	$13,653,692

December 31, 2025
Total Assets	$10,128,088	$2,632,740	$285,621	$13,046,449

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Forward-Looking Statements

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives. Among the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements that we make are: general economic developments and trends, including the current tensions in international trade and the performance of the labor, housing, real estate, mortgage finance and broader financial markets; inflation, increases in interest rates and changes in the market (i.e., fair) value of our residential whole loans, MBS, securitized debt and other assets, as well as changes in the value of our liabilities accounted for at fair value through earnings; the effectiveness of hedging transactions; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business (including as a result of the current U.S. administration); our estimates regarding taxable income, the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals or whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; targeted or expected returns on our investments in recently-originated mortgage loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing costs associated with such investments; risks associated with the ongoing operation of Lima One Holdings, LLC (including, without limitation, industry competition, unanticipated expenditures relating to or liabilities arising from its operation (including, among other things, a failure to realize management’s assumptions regarding expected growth in business purpose loan (BPL) origination volumes and credit risks underlying BPLs, including changes in the default rates and management’s assumptions regarding default rates and loss severities on the BPLs originated by Lima One)); expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; risks associated with our investments in loan originators; risks associated with investing in real estate assets generally, including changes in business conditions and the general economy; and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC. These forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account information currently available. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At June 30, 2026, we had total assets of approximately $13.7 billion, of which $8.8 billion, or 64%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) business purpose loans primarily originated by Lima One, to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iii) short-term business purpose loans primarily originated by Lima One, collateralized by residential properties made to non-occupant borrowers that generally intend to rehabilitate or construct residential housing and then refinance or sell the properties (“Single-family transitional loans”), (iv) short-term business purpose loans primarily originated by Lima One, collateralized by multifamily properties, typically with a loan balance below $10 million, made to non-occupant borrowers that generally intend to rehabilitate or stabilize and then refinance or sell the properties (“Multifamily transitional loans,” collectively with Single-family transitional loans, “Transitional loans,” also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans” and, collectively with Single-family rental loans, “Business purpose loans”), (v) loans primarily secured by residential real estate that were generally either non-performing or re-performing at acquisition (“Seasoned RPL/NPL”) and (vi) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans,” which are included in “Other loans”). In addition, at June 30, 2026, we had approximately $4.1 billion, or 30%, of total assets invested in investments in Agency MBS.

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
Our investments in residential mortgage assets expose us to credit risk, meaning that we are generally subject to credit losses due to the risk of delinquency, default and foreclosure on the underlying real estate collateral. Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk. With respect to investments in Business purpose and Non-QM loans, we believe that sound underwriting standards, including low LTVs at origination, significantly mitigate our risk of loss. Further, we believe the discounted purchase prices paid on Seasoned RPL/NPL loans mitigate our risk of loss in the event that we receive less than 100% of the unpaid principal balance of these investments.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR presents the annualized constant rate of principal repayment in excess of scheduled principal amortization. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended June 30, 2026, the average CPRs on certain of our loan portfolios were: 17.9% for Non-QM loans, 11.6% for Single-family rental loans, and 7.7% for Seasoned RPL/NPL loans. In addition, for the three months ended June 30, 2026, the repayment rate (which includes both scheduled and unscheduled repayments of principal) was 67.1% for our Single-family transitional loans and 45.6% for our Multifamily transitional loans.

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

Recent Market Conditions and Our Strategy

During the second quarter of 2026, market conditions continued to be adversely impacted by heightened geopolitical uncertainty, persistent concerns about inflation, and a more restrictive monetary policy posture from the Federal Reserve under the leadership of new Chairman Kevin Warsh. Treasury yields finished the quarter higher across the curve, as markets repriced expectations for interest rate cuts to reflect expectations that the Federal Reserve would increase interest rates before the end of the year. The 10-year Treasury rate rose by approximately 15 basis points during the quarter to 4.47% at quarter-end, while the Bloomberg US Aggregate Index returned 0.7% during the quarter. Despite these challenges, during the quarter, we were able to add approximately $1.4 billion of our target assets at attractive yields, including $462.3 million of Non-QM loans, $714.4 million of Agency MBS and $269.6 million of Business purpose loan originations and draws on existing Transitional loans by Lima One. We also expanded our long positions in TBA securities by adding incremental TBA positions with a notional balance of $178.0 million during the quarter. During the quarter, we called four securitizations and issued two new securitizations collateralized by loans with an unpaid principal balance of $817.4 million.

During the quarter, we generated GAAP net income per share (or EPS) of $0.35 per basic common share and $0.34 per diluted common share and Distributable earnings, a non-GAAP financial measure that excludes the impact of fair value changes and certain other items, of $0.12 per basic common share. For the quarter, compensation and benefits and other G&A expenses were $31.2 million and included approximately $4.9 million in accelerated depreciation related to the exit of the lease for our former corporate headquarters. At June 30, 2026, our GAAP book value was $12.71 per common share and our Economic book value, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $13.20 per common share, each relatively unchanged when compared to March 31, 2026. During the quarter, we declared dividends totaling $0.36 per common share.

For the quarter, our Lima One subsidiary originated Business purpose loans with a maximum unpaid principal balance of $316 million, an increase from the $219 million originated in the first quarter of 2026. During the quarter, Lima One sold recently originated Single-family rental loans with an unpaid principal balance of $92.1 million to third parties and realized gains of $2.3 million.

For additional information regarding the calculation of Distributable earnings and Economic book value per share, including a reconciliation to GAAP Net Income and GAAP book value per share, respectively, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

Second quarter 2026 portfolio activity and impact on financial results

At June 30, 2026, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value, was approximately $13.0 billion, compared to $12.5 billion at March 31, 2026.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended June 30, 2026:

(In Millions)	March 31, 2026	Runoff (1)	Acquisitions & Originations (2)	Other (3)	June 30, 2026	Change
Residential whole loans and REO	$8,922	$(632)	$732	$(126)	$8,896	$(26)
Securities, at fair value	3,586	(149)	714	(4)	4,147	561
Total	$12,508	$(781)	$1,446	$(130)	$13,043	$535
(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Transitional loans.
(3)    Primarily includes sales of residential whole loans and securities, changes in fair value and changes in the allowance for credit losses.

At June 30, 2026, our total recorded investment in residential whole loans and REO was $8.9 billion, or 68.2% of our residential mortgage asset portfolio. Of this amount, $5.7 billion are Non-QM loans, $1.2 billion are Single-family rental loans, $0.7 billion are Single-family transitional loans, $0.3 billion are Multifamily transitional loans and $0.9 billion are Seasoned RPL/NPL loans. Loan acquisition activity of $731.8 million for the three months ended June 30, 2026 included $172.8 million of Single-family transitional loans (including draws), $462.3 million of Non-QM loans, $96.3 million of Single-family rental loans and $0.4 million of Multifamily transitional loans (including draws). For the three months ended June 30, 2026, we recognized approximately $141.0 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 6.30%, with Single-family transitional loans generating an effective yield of 9.25%, Multifamily transitional loans generating an effective yield of 6.69%, Single-family rental loans generating an effective yield of 6.05%, Non-QM loans generating an effective yield of 5.79% and Seasoned RPL/NPL loans generating an effective yield of 7.74%. Since the second quarter of 2021 we have elected the fair value option for all loan acquisitions, and 89% of our total loan portfolio is measured at fair value through earnings. Included in earnings in Other Income/(Loss), net are net gains/(losses) on these loans of $45.5 million for the three months ended June 30, 2026. At June 30, 2026 and March 31, 2026, we had REO with an aggregate carrying value of $128.1 million and $138.7 million, respectively, which is included in Other assets on our consolidated balance sheets.
At June 30, 2026, we held $4.1 billion of Securities, at fair value, including $4.1 billion of Agency MBS, $34.5 million of CRT securities and $21.5 million of Non-Agency MBS. For the three months ended June 30, 2026, we purchased $714.4 million of Agency MBS securities. The net yield on our Securities, at fair value was 5.41% for the three months ended June 30, 2026, compared to 5.47% for the three months ended March 31, 2026.

For the three months ended June 30, 2026, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $0.1 million. The total allowance for credit losses recorded on residential whole loans held at carrying value at June 30, 2026 was $9.4 million.
During the second quarter of 2026, we completed two securitizations collateralized by $817.4 million UPB of loans. This included $508.4 million of rental loans and $309 million of Non-QM loans. These securitizations provided longer term, non-recourse, fixed rate financing. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $12.71 as of June 30, 2026 and was $12.70 as of March 31, 2026. Economic book value per common share, a non-GAAP financial measure, was $13.20 as of June 30, 2026, relatively unchanged from $13.22 as of March 31, 2026. GAAP book value and Economic book value during the second quarter of 2026 was relatively unchanged, as dividends declared on our common stock were offset by our GAAP comprehensive income. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Information About Our Assets

The table below presents certain information about our asset allocation at June 30, 2026:

ASSET ALLOCATION

(Dollars in Millions)	Non-QM loans	Single-family rental loans	Single-family transitional loans	Multifamily transitional loans	Seasoned RPL/NPL loans	Agency MBS	Other, net (1)	Total
Asset Amount	$5,671	$1,153	$654	$321	$920	$4,091	$619	$13,429
Financing Agreements with Non-mark-to-market Collateral Provisions	—	(16)	(41)	(14)	—	—	—	(71)
Financing Agreements with Mark-to-market Collateral Provisions	(683)	(111)	(314)	(223)	(78)	(3,641)	(115)	(5,165)
Securitized Debt	(4,356)	(891)	(200)	—	(754)	—	(2)	(6,203)
Senior Notes and Other secured financing	—	—	—	—	—	—	(214)	(214)
Net Equity Allocated	$632	$135	$99	$84	$88	$450	$288	$1,776
Debt/Net Equity Ratio (2)	8.0x	7.5x	5.6x	2.8x	9.5x	8.1x		6.6x
(1)Includes $141.2 million of cash and cash equivalents, $169.0 million of restricted cash, $56.0 million of other securities, $49.1 million of Other loans and $21.1 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(2)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at June 30, 2026. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Non-QM loans (1)	Business purpose loans (2)	Seasoned RPL/NPL loans (3)	Other loans
Amount due:
Within one year	$—	$842,035	$1,807	$—
After one year:
Over one to five years	—	148,131	11,567	—
Over five years	5,672,020	1,140,863	911,783	49,054
Total due after one year	$5,672,020	$1,288,994	$923,350	$49,054
Total residential whole loans	$5,672,020	$2,131,029	$925,157	$49,054
(1)Excludes an allowance for credit losses of $1.3 million at June 30, 2026.
(2)Excludes an allowance for credit losses of $2.5 million at June 30, 2026.
(3)Excludes an allowance for credit losses of $5.6 million at June 30, 2026.

The following table presents, at June 30, 2026, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Non-QM loans (1) (2)	Business purpose loans (1) (2)	Seasoned RPL/NPL loans (1) (2)	Other loans
Interest rates:
Fixed	$5,013,536	$1,014,979	$774,298	$49,054
Adjustable	658,484	274,015	149,052	—
Total	$5,672,020	$1,288,994	$923,350	$49,054
(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of June 30, 2026.
(2)Excludes an allowance for credit losses.
Our Transitional loans contain various contractual extension features, typically ranging from three to twenty-four months subject to certain conditions, generally including our consent. Transitional loans are generally only extended if the loan is current and in compliance with various other loan terms. Given the short duration of our Transitional loans, maturity extensions are a regular occurrence, irrespective of market conditions. At June 30, 2026, approximately 85% of our Multifamily transitional loans and 24% of our Single-family transitional loans held as of period end had been extended.

For additional information regarding our residential whole loan portfolios, including information about delinquency trends, see Note 3 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at June 30, 2026 and December 31, 2025:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Agency MBS
Face/Par	$4,094,146	$3,256,760
Fair Value	4,091,207	3,303,204
Amortized Cost Basis	4,088,271	3,257,686
Weighted average yield (1)	5.31%	5.39%
Weighted average time to maturity	28.9 years	29.0 years

CRT Securities
Face/Par	$34,000	$34,000
Fair Value	34,530	34,945
Amortized Cost Basis	31,841	30,330
Weighted average yield (1)	18.35%	17.15%
Weighted average time to maturity	13.6 years	14.1 years

Non-Agency MBS
Face/Par	$25,308	$25,919
Fair Value	21,457	22,131
Amortized Cost Basis	21,321	21,750
Weighted average yield (1)	5.10%	5.63%
Weighted average time to maturity	25.3 years	25.8 years
(1)Weighted average yield is annualized interest income divided by average amortized cost basis for Securities, at fair value held at June 30, 2026 and December 31, 2025.

Tax Considerations

Current period estimated taxable income

We estimate that for the six months ended June 30, 2026, our REIT taxable income was approximately $62.3 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the six months ended June 30, 2026, our net TRS taxable income (loss) will be $(36.5) million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future tax years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

Results of Operations

Quarter Ended June 30, 2026 Compared to the Quarter Ended March 31, 2026

The following table summarizes the changes in our results of operations for the three months ended June 30, 2026 compared to the three months ended March 31, 2026.

	Three Months Ended
(In Thousands, Except Per Share Amounts)	June 30, 2026	March 31, 2026	QoQ Change
Interest Income:
Residential whole loans	$140,951	$143,091	$(2,140)
Securities, at fair value	52,770	45,753	7,017
Other interest-earning assets	481	491	(10)
Cash and cash equivalent investments	2,572	2,591	(19)
Interest Income	$196,774	$191,926	$4,848

Interest Expense:
Asset-backed and other collateralized financing arrangements	$133,234	$127,811	$5,423
Other interest expense	4,969	4,925	44
Interest Expense	$138,203	$132,736	$5,467

Net Interest Income	$58,571	$59,190	$(619)

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$62	$242	$(180)
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—
Net Interest Income after Reversal/(Provision) for Credit Losses	$58,633	$59,432	$(799)

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$(45,480)	$(39,134)	$(6,346)
Impairment and other net gain/(loss) on securities and other portfolio investments	(3,850)	(38,270)	34,420
Net gain/(loss) on real estate owned	(1,491)	(2,981)	1,490
Net gain/(loss) on derivatives	44,625	32,062	12,563
Net gain/(loss) on securitized debt measured at fair value through earnings	25,268	19,845	5,423
Lima One mortgage banking income	8,367	7,660	707
Net realized gain/(loss) on residential whole loans held at carrying value	—	—	—
Other, net	2,246	4,933	(2,687)
Other Income/(Loss), net	$29,685	$(15,885)	$45,570

Operating and Other Expense:
Compensation and benefits	$17,992	$22,159	$(4,167)
Other general and administrative expense	13,162	12,154	1,008
Loan servicing, financing and other related costs	10,066	9,918	148
Amortization of intangible assets	300	300	—
Operating and Other Expense	$41,520	$44,531	$(3,011)

Income/(loss) before income taxes	$46,798	$(984)	$47,782
Provision for/(benefit from) income taxes	—	—	—
Net Income/(Loss)	$46,798	$(984)	$47,782
Less Preferred Stock Dividend Requirement	$10,559	$10,424	$135
Net Income/(Loss) Available to Common Stock and Participating Securities	$36,239	$(11,408)	$47,647

Basic Earnings/(Loss) per Common Share	$0.35	$(0.11)	$0.46
Diluted Earnings/(Loss) per Common Share	$0.34	$(0.11)	$0.45

General

For the second quarter of 2026, we had net income available to our common stock and participating securities of $36.2 million, or $0.35 per basic common share and $0.34 diluted common share, compared to a net loss available to common stock and participating securities of $(11.4) million, or $(0.11) per basic and diluted common share, for the first quarter of 2026. The increase in net income available to common stock and participating securities in the current period compared to the prior period primarily reflects a $45.6 million change in Other income/(loss), net and lower compensation expenses, partially offset by higher other general and administrative expenses and a decrease to net interest income.

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

For the second quarter of 2026, our net interest spread and margin (including the impact of net Swap carry) were 1.56% and 2.12%, respectively, compared to a net interest spread and margin (including the impact of net Swap carry) of 1.64% and 2.23%, respectively, for the first quarter of 2026. Our net interest income decreased by $0.6 million and was $58.6 million for the second quarter of 2026, compared to $59.2 million for the first quarter of 2026. For the second quarter of 2026, net interest income, which does not include the benefit of net Swap carry, includes lower net interest income from our residential whole loan portfolio of $3.1 million, compared to the first quarter of 2026, primarily due to a decrease in interest income from lower yield on our residential whole loan portfolio and an increase in interest expense from higher average balances of our residential whole loan financing agreements, partially offset by an increase in interest income from higher average balances of our residential whole loan portfolio. Net interest income for the second quarter of 2026 also includes higher net interest income from our securities portfolio of $2.7 million, compared to the first quarter of 2026, primarily due to an increase in interest income from higher average balances of our securities portfolio, partially offset by an increase in interest expense from higher average balances of our securities repurchase agreements.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2026 and March 31, 2026. Average yields are derived by dividing annualized interest income by the average amortized cost basis of the related assets, and average costs are derived by dividing annualized interest expense by the average balance of the related liabilities, for the periods shown. The yields and costs may include premium amortization and discount accretion which are considered adjustments to interest income or expense.

	Three Months Ended June 30, 2026			Three Months Ended March 31, 2026
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,949,605	$140,951	6.30%	$8,917,382	$143,091	6.42%
Securities, at fair value	3,898,614	52,770	5.41	3,347,025	45,753	5.47
Cash and cash equivalents (2)	347,436	2,572	2.96	356,327	2,591	2.91
Other interest-earning assets	19,704	481	9.75	20,255	491	9.70
Total interest-earning assets	13,215,359	196,774	5.96	12,640,989	191,926	6.08

Liabilities:
Interest-bearing liabilities:
Securitized debt (3)	$6,262,389	$78,225	5.00%	$6,235,270	$78,205	5.02%
Collateralized financing agreements (4)	5,075,139	55,009	4.29	4,535,127	49,606	4.38
Other secured financing	26,249	393	5.94	23,809	356	5.99
8.875% Senior Notes	112,318	2,762	9.83	112,111	2,757	9.83
9.00% Senior Notes	73,026	1,815	9.94	72,900	1,812	9.94
Total interest-bearing liabilities	11,549,121	138,204	4.77	10,979,217	132,736	4.84
Net interest income/net interest rate spread (5)		58,570	1.19		59,190	1.24
Impact of net Swap carry (6)		10,831	0.37		11,045	0.40
Net interest rate spread (including the impact of net Swap carry)		$69,401	1.56%		$70,235	1.64%
Net interest-earning assets/net interest margin (7)	$1,666,238		2.12%	$1,661,772		2.23%
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

	Three Months Ended June 30, 2026
	Compared to
	Three Months Ended March 31, 2026
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$519	$(2,659)	$(2,140)
Securities, at fair value	7,521	(504)	7,017
Cash and cash equivalents	(64)	45	(19)
Other interest earning assets	(13)	3	(10)
Total net change in income from interest-earning assets	$7,963	$(3,115)	$4,848

Interest-bearing liabilities:
Securitized debt	$336	$(316)	$20
Residential whole loan financing agreements	999	(85)	914
Securities, at fair value repurchase agreements	4,833	(509)	4,324
REO financing agreements	162	3	165
Other secured financing	38	(1)	37
8.875% Senior Notes	5	—	5
9.00% Senior Notes	3	—	3
Total net change in expense of interest-bearing liabilities	$6,376	$(908)	$5,468
Net change in net interest income	$1,587	$(2,207)	$(620)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)
June 30, 2026	1.56%	2.12%
March 31, 2026	1.64	2.23
December 31, 2025	1.69	2.31
September 30, 2025	1.86	2.57
June 30, 2025	1.98	2.73
March 31, 2025	1.84	2.63
(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net Swap carry).
(2)Reflects annualized net interest income (including net Swap carry) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential mortgage assets for the quarterly periods presented:

	Quarter Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Non-QM Loans
Net Yield (1)	5.79%	5.90%	5.96%	5.95%	5.79%	5.78%
Cost of Funding (2)	(5.09)%	(5.07)%	(5.13)%	(5.21)%	(5.14)%	(5.08)%
Impact of net Swap carry (3)	0.28%	0.36%	0.49%	0.62%	0.70%	0.77%
Net Interest Spread	0.98%	1.19%	1.32%	1.36%	1.35%	1.47%
Business Purpose Loans
Net Yield (1)	7.12%	7.12%	7.50%	7.88%	7.99%	8.09%
Cost of Funding (2)	(5.42)%	(5.54)%	(5.82)%	(6.03)%	(6.07)%	(6.15)%
Impact of net Swap carry (3)	0.29%	0.32%	0.44%	0.49%	0.42%	0.45%
Net Interest Spread	1.99%	1.90%	2.12%	2.34%	2.34%	2.39%
Seasoned RPL/NPL Loans
Net Yield (1)	7.74%	7.93%	7.42%	8.55%	8.69%	7.01%
Cost of Funding (2)	(4.26)%	(4.27)%	(4.29)%	(4.32)%	(4.29)%	(4.24)%
Impact of net Swap carry (3)	0.36%	0.36%	0.48%	0.52%	0.40%	0.31%
Net Interest Spread	3.84%	4.02%	3.61%	4.75%	4.80%	3.08%
Total Residential Whole Loans
Net Yield (1)	6.30%	6.42%	6.53%	6.81%	6.85%	6.77%
Cost of Funding (2)	(5.08)%	(5.09)%	(5.23)%	(5.36)%	(5.35)%	(5.36)%
Impact of net Swap carry (3)	0.29%	0.35%	0.48%	0.58%	0.58%	0.60%
Net Interest Spread	1.51%	1.68%	1.78%	2.03%	2.08%	2.01%
Securities, at fair value
Net Yield (1)	5.41%	5.47%	5.56%	5.79%	6.60%	6.07%
Cost of Funding (2)	(3.78)%	(3.84)%	(4.18)%	(4.50)%	(4.55)%	(4.58)%
Impact of net Swap carry (3)	0.57%	0.56%	0.79%	1.05%	1.05%	1.08%
Net Interest Spread	2.20%	2.19%	2.17%	2.34%	3.10%	2.57%
(1)Reflects annualized interest income divided by average amortized cost basis. Excludes servicing costs.
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

Interest Income

Interest income on our Securities, at fair value portfolio for the second quarter of 2026 increased by $7.0 million to $52.8 million, compared to $45.8 million for the first quarter of 2026. This increase primarily reflects a $551.6 million increase in the average balance of this portfolio to $3.9 billion for the second quarter of 2026 from the first quarter of 2026.

Interest income on our residential whole loans for the second quarter of 2026 decreased by $2.1 million, or 1.5%, to $141.0 million, compared to $143.1 million for the first quarter of 2026. This decrease primarily reflects a decrease in the yield to 6.30% for the second quarter of 2026 from 6.42% for the first quarter of 2026, partially offset by a $32.2 million increase in average balance of this portfolio to $8.9 billion for the second quarter of 2026 from the first quarter of 2026.

Interest Expense

Our interest expense for the second quarter of 2026 increased by $5.5 million, or 4.1%, to $138.2 million, from $132.7 million for the first quarter of 2026. This increase primarily reflects the impact of higher average balances of our securities repurchase agreements and residential whole loan financing agreements, partially offset by the impact of lower rates on our securities repurchase agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the second quarter of 2026, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $0.1 million compared to a reversal of provision for credit losses of $0.2 million for the first quarter of 2026. The reversal of provision recorded in the current period primarily reflects minor changes to modeling assumptions and the run-off of loans held at carrying value. The reversal of provision for the prior period primarily reflects minor changes to modeling assumptions and the run-off of loans held at carrying value.
Provision for Credit Losses on Other Assets
We had no provision for credit losses on Other Assets for the second quarter of 2026 or the first quarter of 2026.
Other Income/(Loss), net

For the second quarter of 2026, Other Income/(Loss), net was $29.7 million, compared to Other Income/(Loss), net of $(15.9) million for the first quarter of 2026. The components of Other Income/(Loss), net for the second quarter of 2026 and first quarter of 2026 are summarized in the table below:

	Three Months Ended
(In Thousands)	June 30, 2026	March 31, 2026
Net gain/(loss) on residential whole loans measured at fair value through earnings (1)	(45,480)	$(39,134)
Impairment and other net gain/(loss) on securities and other portfolio investments	(3,850)	(38,270)
Net gain/(loss) on real estate owned	(1,491)	(2,981)
Net gain/(loss) on derivatives	44,625	32,062
Net gain/(loss) on securitized debt measured at fair value through earnings	25,268	19,845
Lima One mortgage banking income	8,367	7,660
Net realized gain/(loss) on residential whole loans held at carrying value	—	—
Other, net	2,246	4,933
Other Income/(Loss), net	$29,685	$(15,885)
(1) Includes realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO of $(24.5) million and $(4.4) million for the three months ended June 30, 2026 and March 31, 2026, respectively.

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

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense decreased by $4.2 million to $18.0 million for the second quarter of 2026, compared to $22.2 million for the first quarter of 2026, primarily driven by the inclusion of accelerated recognition of stock-based compensation in the first quarter of 2026 related to awards made to retirement eligible employees in January 2026.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses of $13.2 million for the second quarter of 2026 increased by $1.0 million when compared to $12.2 million for the first quarter of 2026, primarily driven by the accelerated recognition of depreciation expense related to the remaining undepreciated tenant improvements at our former corporate headquarters, partially offset by lower lease expenses associated with the early exit of the corporate office space in June 2026.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses were relatively unchanged in the second quarter of 2026 compared to the first quarter of 2026.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
June 30, 2026	1.37%	10.46%	1.03	13.13%	6.6	3.0
March 31, 2026	(0.01)	(0.05)	NMF	13.80	6.3	2.7
December 31, 2025	1.69	11.84	0.86	14.31	6.0	2.5
September 30, 2025	1.62	10.50	1.00	15.46	5.5	1.9
June 30, 2025	1.14	7.21	1.64	15.86	5.2	1.8
March 31, 2025	1.45	8.91	1.13	16.31	5.1	1.8
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

Six Month Period Ended June 30, 2026 Compared to the Six Month Period Ended June 30, 2025

The following table summarizes the changes in our results of operations for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

	Six Months Ended
(In Thousands, Except Per Share Amounts)	June 30, 2026	June 30, 2025	YoY Change
Interest Income:
Residential whole loans	$284,042	$305,878	$(21,836)
Securities, at fair value	98,523	53,448	45,075
Other interest-earning assets	972	926	46
Cash and cash equivalent investments	5,163	8,597	(3,434)
Interest Income	$388,700	$368,849	$19,851

Interest Expense:
Asset-backed and other collateralized financing arrangements	$261,045	$240,954	$20,091
Other interest expense	9,894	9,082	812
Interest Expense	$270,939	$250,036	$20,903

Net Interest Income	$117,761	$118,813	$(1,052)

Reversal/(Provision) for Credit Losses on Residential Whole Loans	$304	$(936)	$1,240
Reversal/(Provision) for Credit Losses on Other Assets	—	—	—
Net Interest Income after Reversal/(Provision) for Credit Losses	$118,065	$117,877	$188

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$(84,613)	$74,449	$(159,062)
Impairment and other net gain/(loss) on securities and other portfolio investments	(42,120)	27,824	(69,944)
Net gain/(loss) on real estate owned	(4,472)	(4,419)	(53)
Net gain/(loss) on derivatives	76,686	(49,306)	125,992
Net gain/(loss) on securitized debt measured at fair value through earnings	45,113	(29,036)	74,149
Lima One mortgage banking income	16,027	11,524	4,503
Net realized gain/(loss) on residential whole loans held at carrying value	—	(882)	882
Other, net	7,179	6,608	571
Other Income/(Loss), net	$13,800	$36,762	$(22,962)

Operating and Other Expense:
Compensation and benefits	$40,151	$42,565	$(2,414)
Other general and administrative expense	25,316	20,912	4,404
Loan servicing, financing and other related costs	19,984	15,836	4,148
Amortization of intangible assets	600	1,600	(1,000)
Operating and Other Expense	$86,051	$80,913	$5,138

Income/(loss) before income taxes	$45,814	$73,726	$(27,912)
Provision for/(benefit from) income taxes	—	(634)	634
Net Income/(Loss)	$45,814	$74,360	$(28,546)
Less Preferred Stock Dividend Requirement	$20,983	$18,779	$2,204
Net Income/(Loss) Available to Common Stock and Participating Securities	$24,831	$55,581	$(30,750)

Basic Earnings/(Loss) per Common Share	$0.23	$0.53	$(0.30)
Diluted Earnings/(Loss) per Common Share	$0.23	$0.52	$(0.29)

General

For the six months ended June 30, 2026, we had net income available to our common stock and participating securities of $24.8 million, or $0.23 per basic and diluted common share, compared to net income available to our common stock and participating securities of $55.6 million, or $0.53 per basic common share and $0.52 per diluted common share, for the six months ended June 30, 2025. The net income available to common stock and participating securities in the current period decreased from the prior period net income available to our common stock and participating securities primarily as a result of $23.0 million lower Other income/(loss), net, $7.3 million in nonrecurring non-cash expense related to the acceleration of depreciation expense related to the remaining undepreciated tenant improvements at our former corporate headquarters, and a $2.2 million increase in preferred stock dividends paid as a result of the current floating rate payable on our Series C preferred stock compared to the initial fixed rate payable in the prior period, as well as additional shares outstanding as a result of issuances through the Preferred Stock ATM Program.

Net Interest Income

For the six months ended June 30, 2026, our net interest spread and margin were 1.60% and 2.17%, respectively, compared to a net interest spread and margin of 1.91% and 2.68%, respectively, for the six months ended June 30, 2025. Our net interest income decreased by $1.1 million, or 0.9%, to $117.8 million for the six months ended June 30, 2026 compared to net interest income of $118.8 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, net interest income, which does not include the benefit of net Swap carry, includes higher net interest from our securities portfolio of $16.2 million compared to the six months ended June 30, 2025, primarily due to an increase in interest income from higher average balances of our securities portfolio, partially offset by an increase in interest expense from higher average balances of securities repurchase agreements. Net interest income for the six months ended June 30, 2026 also includes lower net interest income from our residential whole loan portfolio of $12.9 million compared to the six months ended June 30, 2025, primarily due to a decrease in interest income as a result of lower yield on our residential whole loan portfolio and an increase in interest expense as a result of higher average balances of our securitized debt, partially offset by a decrease in interest expense as a result of lower average balances of, and rates on, our residential whole loan financing agreements. In addition, the six months ended June 30, 2026 had $3.4 million lower interest income from cash and cash equivalents when compared to the six months ended June 30, 2025 from lower average cash balances as these amounts were deployed into residential mortgage assets.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2026 and 2025. Average yields are derived by dividing annualized interest income by the average amortized cost basis of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs may include premium amortization and discount accretion which are considered adjustments to interest income or expense.

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,933,583	$284,042	6.36%	$8,987,891	$305,878	6.81%
Securities, at fair value	3,624,344	98,523	5.44	1,685,760	53,448	6.34
Cash and cash equivalents (2)	351,857	5,163	2.93	511,838	8,597	3.36
Other interest-earning assets	19,978	972	9.73	22,500	926	8.23
Total interest-earning assets	12,929,762	388,700	6.01	11,207,989	368,849	6.59

Liabilities:
Interest-bearing liabilities:
Securitized debt (3)	$6,248,905	$156,430	5.01%	$5,857,726	$147,760	5.04%
Collateralized financing agreements (4)	4,806,625	104,615	4.33	3,324,144	93,194	5.58
Other secured financing	25,036	749	5.96	—	—	—
8.875% Senior Notes	112,215	5,518	9.83	111,428	5,479	9.83
9.00% Senior Notes	72,963	3,627	9.94	72,486	3,603	9.94
Total interest-bearing liabilities	11,265,744	270,939	4.80	9,365,784	250,036	5.33
Net interest income/net interest rate spread (5)		117,761	1.21		118,813	1.26
Impact of net Swap carry (6)		21,875	0.39		30,773	0.65
Net interest rate spread (including the impact of net Swap carry)		$139,636	1.60%		$149,586	1.91%
Net interest-earning assets/net interest margin (7)	$1,664,018		2.17%	$1,842,205		2.68%
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

Rate/Volume Analysis

	Six Months Ended June 30, 2026
	Compared to
	Six Months Ended June 30, 2025
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(1,829)	$(20,007)	$(21,836)
Securities, at fair value	53,627	(8,552)	45,075
Cash and cash equivalents	(2,436)	(998)	(3,434)
Other interest-earning assets	(111)	157	46
Total net change in income from interest-earning assets	$49,251	$(29,400)	$19,851

Interest-bearing liabilities:
Securitized debt	$9,574	$(904)	$8,670
Residential whole loan financing agreements	(9,541)	(8,074)	(17,615)
Securities, at fair value repurchase agreements	35,299	(6,472)	28,827
REO financing agreements	276	(67)	209
Other secured financing	749	—	749
8.875% Senior Notes	39	—	39
9.00% Senior Notes	24	—	24
Total net change in expense of interest-bearing liabilities	$36,420	$(15,517)	$20,903
Net change in net interest income	$12,831	$(13,883)	$(1,052)

The following table presents the components of the net interest spread earned on our Residential mortgage assets for the periods presented:

	Six Months Ended
	June 30, 2026	June 30, 2025
Non-QM Loans
Net Yield (1)	5.84%	5.79%
Cost of Funding (2)	(5.08)%	(5.11)%
Impact of net Swap carry (3)	0.32%	0.73%
Net Interest Spread	1.08%	1.41%
Business Purpose Loans
Net Yield (1)	7.12%	8.04%
Cost of Funding (2)	(5.48)%	(6.11)%
Impact of net Swap carry (3)	0.30%	0.44%
Net Interest Spread	1.94%	2.37%
Seasoned RPL/NPL Loans
Net Yield (1)	7.84%	7.85%
Cost of Funding (2)	(4.26)%	(4.27)%
Impact of net Swap carry (3)	0.36%	0.36%
Net Interest Spread	3.94%	3.94%
Total Residential Whole Loans
Net Yield (1)	6.36%	6.81%
Cost of Funding (2)	(5.08)%	(5.36)%
Impact of net Swap carry (3)	0.32%	0.59%
Net Interest Spread	1.60%	2.04%
Securities, at fair value
Net Yield (1)	5.44%	6.34%
Cost of Funding (2)	(3.81)%	(4.56)%
Impact of net Swap carry (3)	0.57%	1.06%
Net Interest Spread	2.20%	2.84%
(1)Reflects annualized interest income divided by average amortized cost. Excludes servicing costs.
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

Interest Income

Interest income on our Securities, at fair value portfolio for the six months ended June 30, 2026 increased by $45.1 million to $98.5 million from $53.4 million for the six months ended June 30, 2025. This increase primarily reflects an increase in the average amortized cost basis of the portfolio of $1.9 billion from purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 5.44% for the six months ended June 30, 2026, compared to 6.34% for the six months ended June 30, 2025.

Interest income on our residential whole loans for the six months ended June 30, 2026 decreased by $21.8 million, or 7.1%, to $284.0 million, compared to $305.9 million for the six months ended June 30, 2025. This decrease primarily reflects a decrease in the net yield on our residential whole loans portfolio to 6.36% for the six months ended June 30, 2026, compared to 6.81% for the six months ended June 30, 2025.

Interest income on our cash and other interest-earning assets for the six months ended June 30, 2026 decreased by $3.4 million to $6.1 million, compared to $9.5 million for the six months ended June 30, 2025. This decrease primarily reflects a $160.0 million decrease in the average balance of our cash and cash equivalents.

Interest Expense

Our interest expense for the six months ended June 30, 2026 increased by $20.9 million, or 8.4%, to $270.9 million, from $250.0 million for the six months ended June 30, 2025. This increase primarily reflects an increase in the average balances of securities repurchase agreements and securitized debt, partially offset by lower average balances of, and rates, on our residential whole loan financing agreements and lower financing rates on our securities repurchase agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the six months ended June 30, 2026, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $0.3 million compared to a provision for credit losses of $0.9 million for the six months ended June 30, 2025. The reversal of provision for the current period primarily reflects minor changes to modeling assumptions and the run-off of loans held at carrying value. The provision for the prior period primarily reflects minor changes to modeling assumptions, partially offset by the run-off of loans held at carrying value.
Provision for Credit Losses on Other Assets

For the six months ended June 30, 2026 and 2025, we had no provision for credit losses on Other Assets.
Other Income/(Loss), net

For the six months ended June 30, 2026, Other Income/(Loss), net was $13.8 million, compared to Other Income/(Loss), net of $36.8 million for the six months ended June 30, 2025. The components of Other Income/(Loss), net for the six months ended June 30, 2026 and 2025 are summarized in the table below:

	Six Months Ended June 30,
(In Thousands)	2026	2025
Net gain/(loss) on residential whole loans measured at fair value through earnings (1)	$(84,613)	$74,449
Impairment and other net gain/(loss) on securities and other portfolio investments	(42,120)	27,824
Net gain/(loss) on real estate owned	(4,472)	(4,419)
Net gain/(loss) on derivatives	76,686	(49,306)
Net gain/(loss) on securitized debt measured at fair value through earnings	45,113	(29,036)
Lima One mortgage banking income	16,027	11,524
Net realized gain/(loss) on residential whole loans held at carrying value	—	(882)
Other, net	7,179	6,608
Other Income/(Loss), net	$13,800	$36,762
(1)Includes realized credit losses, net of recoveries, on liquidated residential whole loans or residential whole loans that were transferred to REO of $(28.8) million and $(13.5) million for the six months ended June 30, 2026 and 2025, respectively.
Operating and Other Expense

Operating and other expenses are composed of compensation and benefits, other general and administrative, loan servicing and other related operating expenses and amortization of Lima One intangible assets.

Compensation and benefits expenses are composed of salaries, annual bonus, stock-based awards, long-term incentives, Lima One sales commissions, related payroll taxes, medical insurance, 401(k) matching and other benefits expenses. Compensation and benefits expense decreased by $2.4 million to $40.2 million for the six months ended June 30, 2026, compared to $42.6 million for the six months ended June 30, 2025, primarily driven by lower Lima One salaries and benefits expense and the inclusion of Corporate severance costs recognized in the second quarter of 2025, partially offset by higher annual bonus and stock-based awards expenses.

Other general and administrative expenses are comprised of leasing and other office expenses, professional fees, insurance costs, board of directors fees, and miscellaneous expenses. Other general and administrative expenses increased by $4.4 million to $25.3 million for the six months ended June 30, 2026, compared to $20.9 million for the six months ended June 30, 2025, primarily as a result of approximately $7.3 million in higher expense recognized on the acceleration of depreciation expense related to the remaining undepreciated tenant improvements at our former corporate headquarters, partially offset by lower lease expenses associated with the early exit of the corporate office space in June 2026 and lower costs associated with IT infrastructure.

Loan servicing and other related operating expenses are composed of non-recoverable advances, upfront costs on securitization and other fees related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $4.1 million, or 26.19%, primarily due to higher expenses recognized on upfront costs associated with four securitizations entered into in this period, compared to two in the prior period.
Selected Financial Ratios
The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
June 30, 2026	0.68%	5.05%	3.13	13.55%	6.6	3.0
June 30, 2025	1.30%	8.07%	1.33	16.06%	5.2	1.8
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
Reconciliation of GAAP and Non-GAAP Financial Measures
Reconciliation of GAAP Net Income to non-GAAP Distributable Earnings and non-GAAP Distributable Earnings Prior to Realized Credit Losses
“Distributable earnings” is a non-GAAP financial measure of our operating performance, within the meaning of Regulation G and Item 10(e) of Regulation S-K, as promulgated by the Securities and Exchange Commission. Distributable earnings is determined by adjusting GAAP net income/(loss) by removing certain unrealized gains and losses, primarily on residential mortgage investments, associated debt, and hedges that are, in each case, accounted for at fair value through earnings, certain realized gains and losses, as well as certain non-cash expenses and securitization-related transaction costs. Realized gains and losses arising from loans sold to third-parties by Lima One shortly after the origination of such loans are included in Distributable earnings. The transaction costs are primarily comprised of costs only incurred at the time of execution of our securitizations and include costs such as underwriting fees, legal fees, diligence fees, bank fees and other similar transaction related expenses. These costs are all incurred prior to or at the execution of our securitizations and do not recur. Beginning in the first quarter of 2026, losses/(gains) recognized in GAAP Net income/(loss) related to the extinguishment of debt were also included in the adjustments for Securitized debt held at fair value and Securitization-related transaction costs. Prior periods have been revised to reflect the current presentation. TBA dollar roll income, which represents the economic equivalent of interest income earned on Agency MBS, less an implied financing cost, is also included in Distributable Earnings. Recurring expenses, such as servicing fees, custodial fees, trustee fees and other similar ongoing fees are not excluded from Distributable earnings. Management believes that the adjustments made to GAAP earnings result in the removal of (i) income or expenses that are not reflective of the longer term performance of our investment portfolio, (ii) certain non-cash expenses, and (iii) expense items required to be recognized solely due to the election of the fair value option on certain related residential mortgage assets and associated liabilities. Distributable earnings is one of the factors that our Board of Directors considers when evaluating distributions to our shareholders. Accordingly, we believe that the adjustments to compute Distributable earnings specified below provide investors and analysts with additional information to evaluate our financial results.

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
The following table provides a reconciliation of our GAAP net income/(loss) used in the calculation of basic EPS to our non-GAAP Distributable earnings and non-GAAP Distributable earnings prior to realized credit losses for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
GAAP Net income/(loss) used in the calculation of basic EPS	$35,930	$(11,726)	$43,402	$37,082	$22,424	$32,751
Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	21,016	34,761	(4,405)	(41,293)	(33,612)	(54,380)
Securities held at fair value	4,362	38,872	(14,898)	(17,798)	(4,008)	(20,201)
Residential whole loans and securities at carrying value	—	—	(1,399)	(668)	343	305
Derivative instruments	(34,508)	(21,344)	657	14,826	32,565	44,842
Securitized debt held at fair value	(27,296)	(22,901)	(1,586)	21,303	3,712	18,575
Other portfolio investments	(512)	(601)	582	462	(2,637)	(744)
Other adjustments:
TBA dollar roll income	985	—	—	—	—	—
Amortization of intangible assets	300	300	300	300	800	800
Equity based compensation	2,214	6,329	1,880	1,861	2,274	6,052
Securitization-related transaction costs	4,100	3,926	2,584	3,712	1,890	1,768
Depreciation	5,647	3,466	1,045	1,328	1,087	879
Total adjustments	(23,692)	42,808	(15,240)	(15,967)	2,414	(2,104)
Distributable earnings	$12,238	$31,082	$28,162	$21,115	$24,838	$30,647
Adjustment – realized credit losses on Residential whole loans at fair value, net of recoveries	24,463	4,373	3,003	10,052	9,812	3,731
Distributable earnings prior to realized credit losses	$36,701	$35,455	$31,165	$31,167	$34,650	$34,378

GAAP earnings/(loss) per basic common share	$0.35	$(0.11)	$0.42	$0.36	$0.22	$0.32
Distributable earnings per basic common share	$0.12	$0.30	$0.27	$0.20	$0.24	$0.30
Distributable earnings prior to realized credit losses per basic common share	$0.35	$0.34	$0.30	$0.30	$0.33	$0.33
Weighted average common shares for basic earnings per share	103,674	104,253	103,061	103,683	103,705	103,777
Selected Financial Ratios (using Distributable earnings)
The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
June 30, 2026	0.67%	5.10%	3.00
March 31, 2026	1.26	9.16	1.20
December 31, 2025	1.20	8.39	1.33
September 30, 2025	1.07	6.94	1.80
June 30, 2025	1.21	7.66	1.50
March 31, 2025	1.37	8.39	1.24
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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
GAAP Total Stockholders’ Equity	$1,776.1	$1,779.4	$1,827.7	$1,821.5	$1,822.1	$1,838.4
Preferred Stock, liquidation preference	(491.6)	(489.3)	(485.3)	(479.9)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,284.5	1,290.1	1,342.4	1,341.6	1,347.1	1,363.4
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	2.4	7.6	10.1	8.7	1.8	(6.3)
Fair value adjustment to Securitized debt, at carrying value	47.5	45.2	45.7	48.5	57.1	63.1
Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,334.4	$1,342.9	$1,398.2	$1,398.8	$1,406.0	$1,420.2
GAAP book value per common share	$12.71	$12.70	$13.20	$13.13	$13.12	$13.28
Economic book value per common share	$13.20	$13.22	$13.75	$13.69	$13.69	$13.84
Number of shares of common stock outstanding	101.1	101.6	101.7	102.2	102.7	102.7

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
On August 15, 2025, we entered into a distribution agreement pursuant to the terms of which we may, from time to time, offer and sell shares of our Series B Preferred Stock and/or our Series C Preferred Stock having an aggregate gross sales price of up to $100.0 million, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the “Preferred Stock ATM Program”). We sold an aggregate of 92,682 and 253,136 shares of preferred stock through the Preferred Stock ATM Program during the three and six months ended June 30, 2026, respectively, for gross sales proceeds of approximately $1.9 million and $5.4 million, respectively. As of June 30, 2026, approximately $85.0 million remained available under the current authorization for the Preferred Stock ATM Program.

On February 29, 2024, we entered into a distribution agreement pursuant to which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300 million, from time to time, through various sales agents in transactions deemed to be “at-the-market” offerings under federal securities laws (or the Common Stock ATM Program). On August 15, 2025, this agreement was terminated and a new distribution agreement with substantially the same terms was executed. During the six months ended June 30, 2026, we did not sell any shares of common stock through the Common Stock ATM Program. At June 30, 2026, $300 million remained available under the Common Stock ATM Program.

In February 2024, we announced our Board had authorized a $200 million stock repurchase program with respect to our common stock, which was in effect through the end of 2025. Approximately $190 million remained available for repurchase under the stock repurchase program upon its expiration. In February 2026, our Board authorized a new $200 million stock repurchase program with respect to our common stock, which will be in effect through December 31, 2028. During the three and six months ended June 30, 2026, we repurchased 529,378 and 1,030,038 shares of our common stock through the stock repurchase program at an average cost of $9.46 and $9.72 per share and a total cost of approximately $5.0 million and $10.0 million, net of fees and commissions paid to the sales agent of approximately $5,300 and $10,300, respectively. At June 30, 2026, $190 million remained available under the current Board authorization for the purchase of common stock under our stock repurchase program.
Financing Agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of June 30, 2026, we had $5.2 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $6.4 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the amount borrowed), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At June 30, 2026, we had unused financing capacity of approximately $2.8 billion across our financing arrangements for all collateral types.
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
At June 30, 2026, we had a total of $1.5 billion of residential whole loans, $3.8 billion of securities and $3.9 million of restricted cash pledged to our financing counterparties excluding securitized debt. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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
The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2026	$5,075,139	$5,236,472	$5,351,449	$6,390,674	$6,203,332	$6,203,332
March 31, 2026	4,535,127	4,637,513	4,678,141	6,251,779	6,271,123	6,271,123
December 31, 2025	4,112,718	4,394,746	4,546,089	6,299,024	6,336,462	6,336,462
September 30, 2025	3,463,727	3,294,404	3,536,947	6,015,557	6,353,973	6,353,973
June 30, 2025	3,429,344	3,417,505	3,573,607	5,864,368	5,904,033	5,964,106
March 31, 2025	3,217,776	3,309,541	3,309,541	5,774,172	5,873,718	5,873,718
(1)The information presented in the table above excludes Senior notes and Other secured financing (Note 6).

Cash Flows and Liquidity for the Six Months Ended June 30, 2026

Our cash, cash equivalents and restricted cash decreased by $76.4 million during the six months ended June 30, 2026, reflecting: $913.5 million used in our investing activities, $637.2 million provided by our financing activities and $199.9 million provided by our operating activities.

At June 30, 2026, our debt-to-equity multiple was 6.6 times compared to 6.0 times at December 31, 2025. Our recourse leverage multiple at June 30, 2026 was 3.0 times compared to 2.5 times at December 31, 2025. At June 30, 2026, we had borrowings under asset-backed financing agreements of $5.2 billion, of which $1.5 billion were secured by residential whole loans, $3.7 billion were secured by securities and $29.6 million were secured by REO. In addition, at June 30, 2026, we had securitized debt of $6.2 billion in connection with our loan securitization transactions. At December 31, 2025, we had borrowings under asset-backed financing agreements of $4.4 billion, of which $1.4 billion were secured by residential whole loans, $3.0 billion were secured by securities and $23.3 million were secured by REO. In addition, at December 31, 2025, we had securitized debt of $6.3 billion in connection with our loan securitization transactions.
During the six months ended June 30, 2026, $913.5 million was used in our investing activities. We utilized $1.4 billion for acquisitions and origination of residential whole loans, loan related investments and capitalized advances. During the six months ended June 30, 2026, we received $1.1 billion of principal payments on residential whole loans and loan related investments, $184.4 million of proceeds from the sale of residential whole loans, and $57.1 million of proceeds on sales of REO. In addition, during the six months ended June 30, 2026, we utilized $1.1 billion for acquisitions of securities and received $276.8 million from principal payments on our securities and cash proceeds of $1.6 million from sales of securities and other assets.

In connection with our repurchase agreement financings and Swaps, we routinely receive margin calls from our counterparties and make margin calls (“reverse margin calls”) to our counterparties. Margin calls and reverse margin calls, requirements of which vary over time, may occur daily between us and any of our counterparties when the value of collateral pledged changes from the amount contractually required. The value of securities pledged as collateral fluctuates reflecting changes in: (i) the face (or par) value of our assets; (ii) market interest rates and/or other market conditions; and (iii) the market value of our Swaps. Margin calls and reverse margin calls are satisfied when we pledge or receive additional collateral in the form of additional assets and/or cash.

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged for Margin Activity			Cash and Securities Received for Reverse Margin	Net Assets Received/ (Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged for Margin
(In Thousands)
June 30, 2026	$107,841	$10,210	$118,051	$150,748	$32,697
March 31, 2026	117,425	12,256	129,681	80,006	(49,675)
December 31, 2025	118,636	8,661	127,297	122,020	(5,277)
September 30, 2025	34,529	18,697	53,226	62,671	9,445
June 30, 2025	63,384	10,109	73,493	81,349	7,856
March 31, 2025	15,676	18,471	34,147	37,890	3,743
(1) Excludes variation margin payments on our cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of June 30, 2026.
During the six months ended June 30, 2026, we paid $76.6 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $21.0 million on our preferred stock. On June 11, 2026, we declared our second quarter 2026 dividend on our common stock of $0.36 per share; on July 31, 2026, we paid this dividend, which totaled approximately $37.6 million, including dividend equivalents of approximately $1.1 million.

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
We use derivative instruments, including Swaps, as part of our overall interest rate risk management strategy. Such instruments are used to economically hedge against future interest rate increases on our financing transactions. While use of such derivatives does not extend the maturities of our borrowings under repurchase agreements, they do, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreement financings that are hedged, or otherwise act as a hedge against changes in interest rates.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio as of June 30, 2026. All changes in value are measured as the percentage change from the projected portfolio value under the base interest rate scenario as of June 30, 2026.

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Portfolio Value	Percentage Change in Total Stockholders' Equity
(Dollars in Thousands)
+100 Basis Point Increase	$(183,614)	(1.29)%	(10.34)%
+ 50 Basis Point Increase	$(79,514)	(0.56)%	(4.48)%
Actual as of June 30, 2026	$—	—%	—%
- 50 Basis Point Decrease	$54,928	0.39%	3.09%
-100 Basis Point Decrease	$85,270	0.60%	4.80%
(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our Swaps, securitized debt, and other fixed-rate debt.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of June 30, 2026. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.
The Shock Table quantifies the potential changes in portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. As of June 30, 2026, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.94 which is the weighted average of 3.32 for our Residential whole loans, 3.87 for our Securities investments, (2.84) for our derivative and other hedging transactions and securitized and other fixed rate debt, and zero for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.69), which is the weighted average of (0.33) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (1.49) for our Securities and zero for our Other assets and cash and cash equivalents.

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
Our investment process for Seasoned RPL/NPL loans is focused on quantifying and pricing credit risk. Seasoned RPL/NPL loans are acquired at purchase prices that are generally discounted to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as we generally own the mortgage-servicing rights associated with these loans, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that delinquencies and defaults on these loans are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

The following table presents certain information about our Residential whole loans as of June 30, 2026:

	Non-QM loans		Single-family rental loans		Single-family transitional loans		Multifamily transitional loans		Seasoned RPL/NPL loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%
Amortized cost basis	$5,549,114	$275,473	$1,161,367	$10,633	$624,599	$53,132	$265,459	$96,933	$759,437	$92,136
Unpaid principal balance (UPB)	$5,413,921	$270,865	$1,155,922	$10,754	$620,286	$51,413	$264,565	$95,808	$894,512	$147,693
Weighted average coupon (1)	6.7%	7.4%	6.3%	7.2%	10.1%	10.1%	10.3%	9.6%	5.1%	5.0%
Weighted average term to maturity (months)	336	344	306	301	7	—	2	1	234	284
Weighted average LTV (2)	63%	86%	65%	103%	65%	115%	62%	169%	45%	100%
Loans 90+ days delinquent UPB	$159,093	$28,471	$22,476	$4,984	$49,958	$28,681	$25,256	$62,824	$116,634	$27,879
(1)Weighted average is calculated based on the interest-bearing principal balance of each loan within the related category. For loans acquired with servicing rights released by the seller, interest rates included in the calculation do not reflect loan servicing fees. For loans acquired with servicing rights retained by the seller, interest rates included in the calculation are net of servicing fees.
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Single-family and Multifamily transitional loans that are less than 90 days delinquent, the LTV presented is generally the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, as of the most recent date available, which may be the origination date. For certain Single-family and Multifamily transitional loans that are 90 or more days delinquent, as well as certain performing loans for which an after repaired valuation was not available, the LTV presented is the ratio of the current unpaid principal balance of the loan to the estimated “as is” value of the collateral securing the related loan as the most recent date available, which may be the origination date. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of certain of our residential whole loan portfolio and in total as of June 30, 2026:

	Non-QM loans		Business purpose loans		Seasoned RPL/NPL loans		All Loans
Rank	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB	State	Percent of UPB
1	CA	45.3%	FL	11.8%	CA	22.8%	CA	32.3%
2	FL	17.8%	GA	9.3%	NY	16.1%	FL	15.0%
3	TX	5.1%	TX	8.0%	FL	7.4%	TX	5.5%
4	AZ	3.0%	NC	6.4%	NJ	6.9%	NY	4.1%
5	GA	2.5%	OH	5.2%	MD	5.3%	GA	4.1%

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

As of June 30, 2026, we had access to various sources of liquidity, including $141.2 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, as of June 30, 2026, we had unencumbered residential whole loans and Agency MBS of $33.8 million and $294.1 million, respectively.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2026, of the design and operation of the Company’s disclosure controls and procedures. Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2026. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

During the second quarter of 2026, the Company repurchased approximately $5.0 million of shares pursuant to the stock repurchase program. At June 30, 2026, approximately $190 million remained available under the current authorization for the purchase of the Company’s common stock under the stock repurchase program.

During the second quarter of 2026, the Company also withheld shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to satisfy tax and payroll withholding obligations resulting from the vesting and settlement of restricted stock awards and/or restricted stock units (RSUs).

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan
April 1-30, 2026:
Stock Repurchase Program	—	—	—	$195,000,000
Employee Transactions (2)	11,716	$9.84	N/A	N/A
May 1-31, 2026:
Stock Repurchase Program	217,721	$9.53	217,721	$192,928,000
Employee Transactions (2)	613	$9.31	N/A	N/A
June 1-30, 2026:
Stock Repurchase Program	311,657	$9.40	311,657	$190,000,000
Employee Transactions (2)	—	$—	N/A	N/A
Total Stock Repurchase Program	529,378	$9.46	529,378	$190,000,000
Total Employee Transactions (2)	12,329	$9.81	N/A	N/A
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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025; (ii) our Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2026 and 2025; (iii) our Consolidated Statements of Comprehensive Income/(Loss) (Unaudited) for the three and six months ended June 30, 2026 and 2025; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2026 and 2025; (v) our Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2026	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Michael Roper
Michael Roper
Senior Vice President and Chief Financial Officer

